Form 10-Q
period 1995-04-01
FARR CO
filed 1995-05-16
CIK 34629

FORM 10-Q

                    	SECURITIES AND EXCHANGE COMMISSION

                          	Washington, D.C.  20549



	/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

         	For the Quarterly Period ended April 1, 1995

	/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES AND EXCHANGE ACT OF 1934


For the Transition Period From ______________ to _______________

                        	Commission File No. 0-4723


          	                    FARR COMPANY
         	(Exact name of registrant as specified in its charter)

                Delaware                       95-1288401
(State of other jurisdiction of       (I.R.S. Employer I.D. No.)
 incorporation or organization)

      2221 Park Place, El Segundo, California      90245
     (Address of principal executive offices)      (Zip Code)

Registrant's telephone number   (310) 536-6300

_______________________________________________________________
Prior name, address & fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes  [x]     No  [ ]




                             3,788,586
Number of shares of registrants common stock outstanding as of close of the period covered by this report.

                   	PART I  -  FINANCIAL INFORMATION

                    	FARR COMPANY AND SUBSIDIARIES

                            	INDEX TO

             	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          	APRIL 1, 1995






INTRODUCTION


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    	Balance Sheets - April 1, 1995 and December 31, 1994

    	Income Statements for the three months ended April 1, 1995
          and April 2, 1994

    	Statements of Cash Flows for the three months ended April 1, 1995 and April 2, 1994

    	Notes to Condensed Consolidated Financial Statements


MANAGEMENT'S DISCUSSION AND ANALYSIS

                      FARR COMPANY AND SUBSIDIARIES

                           	INTRODUCTION TO

              	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           	APRIL 1, 1995



    	The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of April 1, 1995 and the results of operations for the three months ended April 1, 1995 and April 2, 1994 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                       FARR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                  Assets

                                               (Unaudited)
                                              April 1,1995  December 31,1994
                                              ------------    ------------
Current Assets:
  Cash and cash equivalents                       $810,000        $127,000
  Accounts receivable, less
   allowances of $271,000 in 1995
   and $266,000 in 1994                         18,756,000      21,011,000
  Inventories                                   15,060,000      14,655,000
  Prepaid expenses                                 716,000         597,000
  Asset held for sale                            2,083,000       2,083,000
  Deferred tax benefit                           1,407,000       1,602,000
                                              ------------    ------------
Total Current Assets                            38,832,000      40,075,000
                                              ------------    ------------

Property, Plant and Equipment at Cost
  Land                                           2,097,000       2,092,000
  Buildings and improvements                    14,922,000      14,879,000
  Machinery and equipment                       34,023,000      33,766,000
                                              ------------    ------------
                                                51,042,000      50,737,000
  Less-accumulated depreciation and amortization
                                                33,459,000      32,807,000
                                              ------------    ------------
                                                17,583,000      17,930,000
Investments & Other                                951,000       1,264,000
                                              ------------    ------------
                                               $57,366,000     $59,269,000
                                              ============    ============

The accompanying notes are an integral part of these balance sheets.

                  Liabilities & Stockholders' Investment

                                              (Unaudited)
                                             April 1,1995  December 31,1994
                                             -------------   -------------
Current Liabilities:
  Current portion of long-term debt             $2,012,000      $2,012,000
  Accounts payable                               8,647,000       8,326,000
  Accrued liabilities                            7,561,000       7,692,000
  Income taxes payable and deferred taxes          367,000         263,000
                                              ------------    ------------
Total Current Liabilities                       18,587,000      18,293,000
                                              ------------    ------------

Long-Term Debt                                  15,731,000      18,957,000

Deferred Income Taxes                              847,000         847,000
Commitments and Contingencies
Stockholders' Investment:
  Common stock, $.10 par value--
    Authorized--10,000,000 shares
    Outstanding--3,788,586 shares at
    April 1, 1995, and 3,782,806
    shares at December 31, 1994                    368,000         368,000
    Additional paid-in capital                  12,149,000      12,005,000
    Cumulative translation adjustments          (1,595,000)     (1,847,000)
    Retained earnings                           11,914,000      11,281,000
  Loan to ESOPs                                   (635,000)       (635,000)
                                              ------------    ------------
Total Stockholders' Investment                  22,201,000      21,172,000
                                              ------------    ------------
                                               $57,366,000     $59,269,000
                                              ============    ============

The accompanying notes are an integral part of these balance sheets.


                     FARR COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED INCOME STATEMENTS
                             (Unaudited)

                                             Three Months Ended
                                        -----------     -----------
                                        Apr. 1,1995     Apr. 2,1994
                                        -----------     -----------
Net Sales                               $27,253,000     $25,171,000
                                        -----------     -----------
Costs and Expenses:
  Cost of Sales                          20,857,000      20,295,000
  Selling, General and Administrative     4,833,000       4,922,000
  Interest Expense                          565,000         557,000
                                        -----------     -----------
Total Costs and Expenses                 26,255,000      25,774,000
                                        -----------     -----------
Income (Loss) Before Income Taxes           998,000        (603,000)
  Income Taxes Provision (Benefit)          365,000        (188,000)
                                        -----------     -----------
Net Income (Loss)                          $633,000       ($415,000)
                                        ===========     ===========




Earnings(Loss) per Common Share*              $0.17          ($0.11)
                                        ===========     ===========




* Based upon 3,682,943 and 3,678,152 average shares outstanding in 1995 and 1994, respectively.

The accompanying notes are an integral part of these statements.


                        FARR COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Year-to-Date
                                                 --------------------------
Cash provided by (used in):                      Apr. 1, 1995  Apr. 2, 1994
                                                 ------------  ------------
OPERATING ACTIVITIES
  Net Income (Loss)                                  $633,000     ($415,000)
    Adjustments to reconcile net income (loss)
    to net cash (used in) provided by operating
    activities:
     Depreciation and amortization                    764,000       777,000
     Provision for loss on accounts receivable         37,000        44,000
     Change in deferred income taxes                  206,000
     Net loss on sale/retirement of P,P & E           (20,000)        4,000
     Net gain from investments                       (115,000)
     Decrease in inventories                         (332,000)      174,000
     Decrease(Increase) in receivables
       and prepaid expenses                         2,277,000     1,227,000
     (Decrease)increase in accounts
       payable & accrued expense                      142,000    (1,153,000)
     Net change in current income taxes
        receivable and payable                         36,000      (456,000)
     Exchange (gain) loss                              13,000      (223,000)
                                                 ------------  ------------
      Net Cash Provided By (Used In)
        Operating Activities:                       3,641,000       (21,000)
                                                 ------------  ------------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment         (252,000)     (214,000)
  Proceeds from sale of property, plant
    and equipment                                      20,000
  Proceeds from sale of investments                   497,000
                                                 ------------  ------------
      Net Cash Provided By (Used In)
        Investing Activities:                         265,000      (214,000)
                                                 ------------  ------------
FINANCING ACTIVITIES
  Proceeds from revolving line of credit,
   and long-term borrowings                                      20,463,000
  Principal payments on revolving line of credit
   and long-term debt borrowings & overdrafts      (3,194,000)  (20,252,000)
  Proceeds from sale of stock, stock option plans     145,000
  Deferred financing costs                                         (460,000)
  Long-term note receivable                          (174,000)
                                                 ------------  ------------
     Net Cash Used By Financing Activities:        (3,223,000)     (249,000)
                                                 ------------  ------------
Effect of Exchange Rate Changes on Cash                     0       (11,000)

Increase (decrease) in Cash and Cash Equivalents      683,000      (495,000)
Cash and Cash Equivalents at Beginning of Period      127,000       671,000
                                                 ------------  ------------
  Cash and Cash Equivalents at End of Period:        $810,000      $176,000
                                                 ============  ============



The accompanying notes are an integral part of these statements.


                      	FARR COMPANY AND SUBSIDIARIES

              	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             	APRIL 1, 1995

                              	(Unaudited)




    	1.	Significant Accounting Policies

    	2.	Restricted Cash

    	3.	Inventories

    	4.	Restructuring Costs

    	5.	Extraordinary Item

    	6.	Common Stock

    	7.	Notes Payable and Long-Term Debt

    	8.	Income Taxes

    	9.	Employee Benefit Plans

   	10.	Stock Options

   	11.	Per Share Amounts

   	12.	Commitments and Contingencies

   	13.	Segment Information

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

As of April 1, 1995, working capital was $20,245,000 compared to $21,782,000 at the end of 1994, representing a $1,537,000 decrease in total working capital during the first quarter of 1995. The primary components of the change in working capital during the first quarter were decreases in accounts receivable ($2,255,000) and a partially offsetting increase in cash and cash equivalents ($683,000).

The decrease in accounts receivable reflects improvement in collections compared to the fourth quarter of 1994 as a result of increased emphasis being placed on asset management.

Long-term debt decreased $3,226,000 during the first quarter primarily due to the Company's decrease in working capital requirements, increase in net income and low level of capital spending. Surplus borrowing availability under the Company's domestic revolving credit facility at the end of the first quarter was approximately $6 million.

Capital expenditures of $252,000 during the first quarter increased over the same period last year by $38,000. Overall, capital expenditures continue to be maintained at low levels commensurate with lender financial covenants and to conserve cash resources.

Current debt maturities and operating capital requirements of the Company are anticipated to be provided through cash flows generated from operating activities and borrowing availability under the Company's domestic revolving credit facility.

RESULTS OF OPERATIONS

Sales for the first quarter of 1995 were $27,253,000 compared to $25,171,000 for the same period last year. The improvement in sales was primarily attributed to the Company's domestic markets for commercial, industrial, engine and railroad products while somewhat offset by a softening of sales in the international markets.

The Company recorded net income of $633,000 during the first quarter of 1995 compared to a loss of $415,000 for the same period a year ago. The year to year improvement of $1,048,000 resulted largely from sales increases and numerous cost savings from improved operations. Cost savings were realized primarily from the benefits from the Rialto, California plant closure that are now being realized along with benefits gained from various production efficiencies and improved asset utilization strategies.

The Company's strategy continues to focus on the improvement of sales, customer service, delivery times, cost controls and development of new products. The Company has experienced price pressures in purchased commodities such as pulp and metal, which it expects to continue in the second quarter. The Company also is continuing to focus on improving operations at the Holly Springs facility, which have shown steady improvement.

The first quarter ended with a consolidated backlog of $17,661,000, an increase from January 1, of $4,206,000 which is very encouraging. This sharp increase came primarily in the North American market from the engineered systems, commercial and industrial market segments.

Item 6.a.	EXHIBITS - Earnings per share calculation

                                              Three Months Ended
                                       ----------------------------------
EARNINGS                               April 1, 1995        April 2, 1994
                                       -------------        -------------
Net income (loss)                          $633,000            ($415,000)
                                        ===========          ===========

Shares
  Weighted average number of
  common shares outstanding               3,682,943            3,678,152
                                        ===========          ===========

Earnings per share

Net income (loss) per common share           $ 0.17              ($ 0.11)
                                        ===========          ===========

EARNINGS ASSUMING FULL DILUTION

Net income (loss)                          $633,000            ($415,000)
                                        ===========          ===========

Shares
  Weighted average number of
  common shares outstanding               3,682,943            3,678,152
                                        ===========          ===========

  Assuming exercise of options
  reduced by the number of
  shares which could have been
  purchased with the proceeds
  from exercise of such options               4,057
                                       ------------          -----------
                                          3,687,000            3,678,152
                                       ============          ===========

Earnings per share
Net income (loss) per common share
 assuming full dilution                       $0.17               ($0.11)
                                       ============          ===========

                                                                   Sequentially
                                                                   Numbered
Item	  Description                                                 Page


3.1 Certificate of Incorporation of Registrant as currently in effect. Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended January 2, 1988, and incorporated herein by this reference.

3.2 Amended By-Laws of Registrant as currently in effect. Filed as Exhibit 3.2 to Annual Report on Form 10-K for the year ended January 2, 1988, and incorporated herein by this reference.

4.7 Loan Agreement by and between City of Jonesboro, Arkansas and Farr Company dated as of December 1, 1985 in connection with Jonesboro, Arkansas Industrial Bond Financing. Filed as Exhibit 4.7 to Annual Report Form 10-K for the year ended
      	December 28, 1985 and incorporated herein by this reference.

4.8 Indenture of Trust between the City of Jonesboro, Arkansas and First Commercial Bank, National Association dated
      	December 1, 1985 in connection with Jonesboro, Arkansas
      	Industrial Revenue Bond Financing.  Filed as Exhibit 4.8 to
      	Annual Report on Form 10-K for the year ended December 28,
      	1985 and incorporated herein by this reference.

4.9 Letter of Credit No. 111545 dated as of December 27, 1985 in favor of First Commercial Bank, National Association in connection with Jonesboro, Arkansas Industrial Revenue Bond
      	Financing.  Filed as Exhibit 4.9 to Annual Report on Form
      	10-K for the year ended December 28, 1985 and incorporated herein by this reference.

4.10   Reimbursement Agreement between Farr Company and Bank of
      	America NT & SA (formerly Security Pacific National Bank) dated as of December 1, 1985 in connection with Jonesboro, Arkansas Industrial Revenue Bond Financing. Filed as
      	Exhibit 4.10 to Annual Report Form 10-K for the year ended
      	December 28, 1985 and incorporated herein by this reference.

4.11   First Amendment, dated as of April 1, 1986, to Reimbursement
      	Agreement between Farr Company and Bank of America NT & SA
       (formerly Security Pacific National Bank) in connection with
      	Jonesboro, Arkansas Industrial Revenue Bond Financing.
      	Filed as Exhibit 4.11 to Annual Report Form 10-K for the year ended January 3, 1987 and incorporated herein by this reference.

                                                                   Sequentially
                                                                   Number
Item   Description                                                 Page


4.12  	Second Amendment, dated as of July 15, 1986, to
      	Reimbursement Agreement between Farr Company and Bank of
      	America NT & SA (formerly Security Pacific National Bank) in
      	connection with Jonesboro, Arkansas Industrial Revenue Bond
      	Financing.  Filed as Exhibit 4.12 to Annual Report Form 10-K
      	for the year ended January 3, 1987 and incorporated herein
      	by this reference.

4.13  	Third Amendment, dated as of August 1, 1986, to
      	Reimbursement Agreement between Farr Company and Bank of
      	America NT & SA (formerly Security Pacific National Bank) in
      	connection with Jonesboro, Arkansas Industrial Revenue Bond
      	Financing.  Filed as Exhibit 4.13 to Annual Report Form 10-K
      	for the year ended January 3, 1987 and incorporated herein
      	by this reference.

4.14  	Fourth Amendment, dated as of November 15, 1986, to
      	Reimbursement Agreement between Farr Company and Bank of
      	America NT & SA (formerly Security Pacific National Bank) in
      	connection with Jonesboro, Arkansas Industrial Revenue Bond
      	Financing.  Filed as Exhibit 4.14 to Annual Report Form 10-K
      	for the year ended January 3, 1987 and incorporated herein
      	by this reference.

4.25   Fifth Amendment, dated December 30, 1987, to Reimbursement
      	Agreement between Farr Company and Bank of America NT & SA
      	(formerly Security Pacific National Bank) in connection with
      	Jonesboro, Arkansas Industrial Revenue Bond Financing.
      	Filed as Exhibit 4.25 to Annual Report on Form 10-K for the year ended January 2, 1988 and incorporated herein by this reference.

4.29  	Sixth Amendment, dated December 1, 1989, to Reimbursement
      	Agreement between Farr Company and Bank of America NT & SA
      	(formerly Security Pacific National Bank) in connection with
      	Jonesboro, Arkansas Industrial Revenue Bond Financing.
      	Filed as Exhibit 4.29 to Annual Report on Form 10-K for the
      	year ended December 30, 1989 and incorporated herein by this
      	reference.

4.31  	Rights Agreement, dated as of April 3, 1989, between Farr
      	Company and Bank of America NT & SA (formerly Security
      	Pacific National Bank).  Filed as Exhibit 1 on Form 8-K
      	dated April 18, 1989 and incorporated herein by this
      	reference.

4.33  	Seventh Amendment dated as of April 3, 1991 to Reimbursement
      	Agreement between Farr Company and Bank of America NT & SA
      	(formerly Security Pacific National Bank) in connection with
      	Jonesboro, Arkansas Industrial Revenue Bond Financing.
      	Filed as Exhibit 4.33 on Form 8-K dated April 17, 1991 and
      	incorporated herein by this reference.

                                                                   Sequentially
                                                                   Numbered
Item   Description                                                 Page


4.37  	Loan Agreement by and between the Mississippi Business
      	Finance Corporation and Farr Company dated July 1, 1991, in
      	connection with Holly Springs, Mississippi Industrial
      	Development Revenue Bond Financing.  Filed as Exhibit 4.37
      	on Form 10-K dated December 28, 1991 and incorporated herein
      	by this reference.

4.38  	Trust Indenture between the Mississippi Business Finance
      	Corporation and Farr Company dated July 1, 1991, in
      	connection with Holly Springs, Mississippi Industrial
      	Development Revenue Bond Financing.  Filed as Exhibit 4.38
      	on Form 10-K dated December 28, 1991 and incorporated herein
      	by this reference.

4.39  	Letter of Credit No. 910809-IS-284-LA dated August 15, 1991,
      	in favor of First Tennessee Bank National Association in
      	connection with Holly Springs, Mississippi Industrial
      	Development Revenue Bond Financing.  Filed as Exhibit 4.39
      	on Form 10-K dated December 28, 1991 and incorporated herein
      	by this reference.

4.40  	Reimbursement Agreement between Farr Company and Bank of
      	America NT & SA (formerly Security Pacific National Bank)
      	dated as of August 15, 1991, in connection with Holly
      	Springs, Mississippi Industrial Development Revenue Bond
      	Financing.  Filed as Exhibit 4.40 on Form 10-K dated
      	December 28, 1991 and incorporated herein by this reference.

4.43  	Eighth Amendment and Waiver to the Jonesboro Reimbursement
      	Agreement, dated October 15, 1991, between Bank of America
      	NT & SA (formerly Security Pacific National Bank) and Farr
      	Company.  Filed as Exhibit 4.43 on Form 10-K dated December
      	28, 1991 and incorporated herein by this reference.

4.44   First Amendment and Waiver to the Holly Springs
      	Reimbursement Agreement, dated October 15, 1991, between
      	Bank of America NT & SA (formerly Security Pacific National
      	Bank) and Farr Company. Filed as Exhibit 4.44 on Form 10-K dated December 28, 1991 and incorporated herein by this reference.

4.46  	Waiver and Agreement dated March 25, 1992, to the
      	Reimbursement Agreement between Farr Company and Bank of
      	America NT & SA (formerly Security Pacific National Bank) in
      	connection with Jonesboro, Arkansas Industrial Revenue Bond
      	Financing.  Filed as Exhibit 4.46 on Form 10-K dated January
      	2, 1993 and incorporated herein by this reference.

                                                                   Sequentially
                                                                   Numbered
Item  	Description                                                 Page


4.48  	Waiver and Agreement dated March 25, 1992 to the
      	Reimbursement Agreement dated August 15, 1991, between Farr
      	Company and Bank of America NT & SA (formerly Security
      	Pacific National Bank) in connection with Holly Springs,
      	Mississippi Industrial Revenue Bond Financing.  Filed as
      	Exhibit 4.48 on Form 10-K dated January 1, 1994 and
      	incorporated herein by this reference.

4.54   Waiver and Amendment dated May 17, 1993 to the Reimbursement
      	Agreement dated December 1, 1985, between Farr Company and
      	Bank of America NT & SA (formerly Security Pacific National
      	Bank) in connection with Jonesboro, Arkansas Industrial
      	Revenue Bond Financing. Filed as Exhibit 4.54 on Form 10-K dated January 1, 1994 and incorporated herein by this reference.

4.55  	Waiver and Amendment dated May 17, 1993 to the Reimbursement
      	Agreement dated August 15, 1991, between Farr Company and
      	Bank of America NT & SA (formerly Security Pacific National
      	Bank) in connection with Holly Springs, Mississippi
      	Industrial Revenue Bond Financing.  Filed as Exhibit 4.55 on
      	Form 10-K dated January 1, 1994 and incorporated herein by
      	this reference.

4.58  	Credit Agreement dated as of February 3, 1994 between Farr
      	Company, as borrower, and General Electric Capital
      	Corporation, as Lender.  Filed as Exhibit 1 on Form 8-K
      	dated February 7, 1994 and incorporated herein by this
      	reference.

4.59  	Business Loan Agreement dated as of February 3, 1994 between
      	Farr Company, as borrower, and Bank of America NT & SA, as
      	Lender.  Filed as Exhibit 2 on Form 8-K dated February 7,
      	1994 and incorporated herein by this reference.

4.60   Ninth Amendment to Reimbursement Agreement, dated as of
      	February 3, 1994, to Reimbursement Agreement dated as of
      	December 1, 1985, as previously amended, between Farr
      	Company and Bank of America NT & SA in connection with
      	Jonesboro, Arkansas Industrial Revenue Bond Financing.
      	Filed as Exhibit 3 on Form 8-K dated February 7, 1994 and incorporated herein by this reference.

                                                                   Sequentially
                                                                   Numbered
Item  	Description                                                 Page


4.61  	Second Amendment to Reimbursement Agreement, dated as of
      	February 3, 1994, to Reimbursement Agreement dated as of
      	August 15, 1991, as previously amended, between Farr Company
      	and Bank of America NT & SA in connection with Holly
      	Springs, Mississippi Industrial Revenue Bond Financing.
      	Filed as Exhibit 4 on Form 8-K dated February 7, 1994 and
      	incorporated herein by this reference.

4.62  	Waiver and First Amendment dated August 16, 1994, to Credit
      	Agreement dated February 3, 1994, between Farr Company as
      	Borrower and Bank of America NT & SA, as Lender.   Filed as
      	Exhibit 4.62 on Form 10Q dated October 1, 1994 and
      	incorporated herein by this reference.

4.63  	Amendment, dated March 23, 1995 to Credit Agreement dated
      	February 3, 1994 between Farr Company, as borrower, and
      	General Electric Capital Corporation, as Lender.

       Registrant agrees that it will furnish to the Commission upon request copies of any other instruments with respect to the long-term debt of Registrant and its subsidiaries; under none of such other instruments does the total amount of securities authorized exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis.

                                                                   Sequentially
                                                                   Numbered
Item   Description                                                 Page


*10.1  Non-Qualified Deferred Compensation Plan, dated July
      	31, 1987.  Filed as Exhibit 10.1 to Annual Report on Form
      	10-K for the year ended January 2, 1988 and incorporated herein by this reference.

*10.3  Deferred Compensation Plan for Directors dated November
      	5, 1980.  Filed as Exhibit 10.5 to Annual Report on Form 10-
      	K for the year ended January 3, 1981 and incorporated herein by this reference.

*10.4  Farr Company Management Incentive Bonus Plan.  Filed as
      	Exhibit 10.6 to Annual Report on Form 10-K for the year ended January 3, 1981 and incorporated herein by this reference.

*10.5  Deferred Compensation Plan for Officers dated April 30,
      	1981. Filed as Exhibit 10.7 to Annual Report on Form 10-K for the year ended January 2, 1982 and incorporated herein by this reference.

*10.6  Amendments to Stock Option Plan for Key Employees.
      	Filed as Exhibit 10.8 to Annual Report on Form 10-K for the year ended January 2, 1982 and incorporated herein by this reference.

*10.7  1983 Stock Option Plan for Key Employees as amended.
      	Filed as Exhibit A to registrant's definitive proxy statement for the annual meeting of stockholders held on May
      	4, 1988 and incorporated herein by this reference.

*10.9  Trust Agreement pursuant to the Employee Stock
      	Ownership Plan for Office Employees of Farr Company and
      	Employee Stock Ownership Plan for Shop Employees of Farr
      	Company, dated December 1, 1989, between Farr Company and
      	Bank of America NT & SA (formerly Security Pacific National
      	Bank). Filed as Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 30, 1989 and incorporated herein by this reference.

*10.10 Employee Stock Ownership Plan for office employees of
      	Farr Company, dated December 1, 1989.  Filed as Exhibit
      	10.10 to Annual Report on Form 10-K for the year ended
      	December 30, 1989 and incorporated herein by this reference.

*10.12 Farr Company Supplemental Executive Benefits Plan dated
      	July 24, 1990. Filed as Exhibit 10.12 on Form 10-K for the year ended December 29, 1990 and incorporated herein by this reference.

*  Management contract or compensatory arrangements.

                                                                   Sequentially
                                                                   Numbered
Item  	Description                                                 Page


*10.14 Non-Employee Director Stock Option Plan, filed as
      	Exhibit 10.14 on Form 10-K for the year ended December 29,
      	1990 and incorporated herein by this reference.

*10.16 The Office Employees' 401(k) Plan of Farr Company, dated September 10, 1991. Filed as Exhibit 10.16 on Form
      	10-K for the year ended December 28, 1991 and incorporated herein by this reference.

*10.17 Twelfth Amendment to the Employees' Profit Sharing
      	Retirement Plan of Farr Company, dated September 10, 1991.
      	Filed as Exhibit 10.17 on Form 10-K for the year ended
      	December 28, 1991 and incorporated herein by this reference.

*10.21 The 1993 Stock Option Plan for Key Employees of Farr
      	Company.

*10.22 First Amendment to the 1993 Stock Option Plan by key employees of Farr Company dated September 20, 1994. Filed as Exhibit 10.22 on Form 10-Q for the quarter ended October
      	1, 1994 and incorporated herein by this reference.

*10.23 Amendment to the Company's 1991 Stock Option Plan for non-employee directors dated September 20, 1994, filed as
      	Exhibit 10.23 on Form 10-Q for the quarter ended October 1,
      	1994 and incorporated herein by this reference.

*10.24 The Corporate Plan for Retirement, the Profit
      	Sharing/401(k) Plan, Fidelity Basic Plan Document No. 07.

*10.25 The Profit Sharing/401(k) Plan for Office Employees of
      	Farr Company Non-Standardized Adoption Agreement 002, Basic
      	Plan No. 07. dated September 27, 1994.

*10.2  The Profit Sharing/401(k) Plan for Shop Employees of
      	Farr Company Non-Standardized Adoption Agreement 002, Basic
      	Plan No. 07. dated September 27, 1994.

*10.27 First amendment to The Office Employees' 401(k) Plan of
      	Farr Company, dated December 16, 1994.

*10.28 First amendment to The Shop Employees' 401(k) Plan of
      	Farr Company, dated December 16, 1994.

* Management contract or compensatory arrangements.

                                                                   Sequentially
                                                                   Numbered
Item  	Description                                                 Page


*10.29 Thirteenth Amendment to The Employees' Profit Sharing
      	Retirement Plan of Farr Company, dated December 16, 1994.

*10.30 Thirteenth Amendment to The Retirement Plan for
      	Production and Maintenance Employees of Farr Company, dated
      	December 16, 1994.  See last year's Exhibit 10.19 - Master
      	Trust Agreement.

*10.31 Second Amendment to The Employee Stock Ownership Plan for Shop Employees of Farr Company dated December 16, 1994.

*10.32 First Amendment to The Employee Stock Ownership Plan for Office Employees of Farr Company dated December 16,
      	1994.

11     Computation of earnings per common share and common share
      	equivalents.

13     Annual Report to Stockholders.  With the exception of the
      	information incorporated by reference into Items 1, 2, 5, 6,
      	7 and 8 of this Form 10-K, the 1994 Annual Report to
      	Stockholders is not deemed to be filed as a part of this
      	report.

       A list of all subsidiaries of registrant.

14     Consent of Independent Public Accountants.


*  Management contract or compensatory arrangements.


Copies of Exhibits are available, on prepayment of 15 cents per page, by writing to the Secretary of the Company at the address set forth on the cover page of this Annual Report and Form 10-K.

                            SIGNATURES


     	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  FARR COMPANY
                                                  (registrant)





   May 16, 1995                                    Kenneth W. Gerstner
                                                  Senior Vice President
                                                  Chief Financial Officer