Form 10-Q
period 1995-07-01
FARR CO
filed 1995-08-15
CIK 34629

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period ended July 1, 1995

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


For the Transition Period From __________________ to _____________________

                           Commission File No. 0-4723


                                  FARR COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                                        95-1288401
(State of other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

      2221 Park Place, El Segundo, California               90245
------------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)

Registrants phone number   (310) 536-6300

------------------------------------------------------------------------------
Prior name, address & fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  x    No
                                  -----    -----


                                   3,788,586
Number of shares of registrants common stock outstanding as of close of the period covered by this report.

                         PART I - FINANCIAL INFORMATION

                         FARR COMPANY AND SUBSIDIARIES

                                    INDEX TO

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 1, 1995



Part I - Financial Information


Introduction


Condensed Consolidated Financial Statements

         Balance Sheets - July 1, 1995 and December 31, 1994

         Income Statements for the three months ended July 1, 1995 and July 2, 1994 and for the six months ended July 1, 1995 and July 2, 1994.

         Statements of Cash Flows for the six months ended July 1, 1995 and July 2, 1994.

         Notes to Condensed Consolidated Financial Statements


Management's Discussion and Analysis


Part II - Other Information

     Submission of matters to a vote of security holders exhibits.

     Exhibits.

                         FARR COMPANY AND SUBSIDIARIES

                                INTRODUCTION TO

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 1, 1995



         The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of July 1, 1995 and the results of operations for the three and six month periods ended July 1, 1995 and July 2, 1994 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                         FARR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets
                                                    (Unaudited)       (Audited)
                                                    July 1,1995     Dec. 31,1994
                                                    -----------     ------------
Current Assets:
   Cash and cash equivalents ...............       $   190,000       $   127,000
   Accounts receivable, less allowances of
    $289,000 in 1995 and $266,000 in 1994 ..        20,510,000        21,011,000
   Inventories .............................        15,142,000        14,655,000
   Prepaid expenses ........................           824,000           597,000
   Asset held for investment ...............         2,083,000         2,083,000
   Deferred tax benefit ....................         1,200,000         1,602,000
                                                    ----------        ----------
     Total current assets ..................        39,949,000        40,075,000
                                                    ----------        ----------

Property, Plant and Equipment at cost
   Land ....................................         2,098,000         2,092,000
   Buildings and improvements ..............        15,118,000        14,879,000
   Machinery and equipment .................        34,063,000        33,766,000
                                                    ----------        ----------
                                                    51,279,000        50,737,000
   Less-accumulated depreciation
     and amortization ......................        34,089,000        32,807,000
                                                    ----------        ----------
                                                    17,190,000        17,930,000

Investments & Other ........................           843,000         1,264,000
                                                    ----------        ----------
                                                   $57,982,000       $59,269,000
                                                   ===========       ===========

The accompanying notes are an integral part of these balance sheets.

                       FARR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     Liabilities & Stockholders' Investment
                                                   (Unaudited)      (Audited)
                                                   July 1,1995     Dec. 31,1994
                                                   -----------     ------------
Current Liabilities:
   Notes/overdraft  payable to banks .........    $    604,000     $          0
   Current portion of long-term debt .........       2,012,000        2,012,000
   Accounts payable ..........................       8,306,000        8,326,000
   Accrued liabilities .......................       7,214,000        7,692,000
   Income taxes payable and deferred taxes ...         517,000          263,000
                                                    ----------       ----------
      Total current liabilities ..............      18,653,000       18,293,000

Long-Term Debt ...............................      15,521,000       18,957,000

Deferred Income Taxes ........................         847,000          847,000
Commitments and Contingencies
Stockholders' Investment:
  Common stock, $.10 par value--
   Authorized--10,000,000 shares
   Outstanding--3,788,586 shares at
   July 1, 1995, and 3,782,806
   shares at December 31, 1994 ...............         368,000          368,000
  Additional paid-in capital .................      12,152,000       (1,847,000)
  Retained earnings:
    Balance beginning of year ................      11,281,000       11,636,000
    Net income(loss) for the period ..........       1,308,000         (355,000)
    Balance at end of period .................      12,589,000       11,281,000
  Loan to ESOPs ..............................        (574,000)        (635,000)
                                                    ----------       ----------
      Total stockholders' investment .........      22,961,000       21,172,000
                                                    ----------       ----------
                                                   $57,982,000      $59,269,000
                                                   ===========      ===========

The accompanying notes are an integral part of these balance sheets.

                         FARR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)


                                             Three Months Ended              Six Months Ended
                                         July 1,1995    July 2,1994     July 1,1995    July 2,1994
                                         -----------    -----------     -----------    -----------

Net Sales ...........................   $ 28,682,000   $ 26,525,000    $ 55,935,000   $ 51,696,000

Costs and Expenses:
  Cost of sales .....................     21,726,000     21,344,000      42,583,000     41,639,000
  Selling, general and administrative      5,311,000      4,729,000      10,144,000      9,651,000
  Interest expense ..................        493,000        491,000       1,058,000      1,048,000
  Restructuring costs ...............                     1,000,000                      1,000,000
                                         -----------    -----------     -----------     ----------

Total Costs and Expenses ............     27,530,000     27,564,000      53,785,000     53,338,000
                                         -----------    -----------     -----------     ----------

Income (Loss) Before Income Taxes ...      1,152,000     (1,039,000)      2,150,000     (1,642,000)
  Income Taxes ......................        477,000       (414,000)        842,000       (602,000)
                                         -----------    -----------     -----------     ----------

Net Income (Loss) ...................   $    675,000   ($   625,000)   $  1,308,000   ($ 1,040,000)
                                        ============   ============    ============   ============





Earnings(Loss) per Common Share* ....   $       0.18   ($      0.17)   $       0.35   ($      0.28)
                                        ============   ============    ============   ============





* Based upon 3,684,446 and 3,678,152 average shares outstanding at July 1, 1995 and July 2, respectively.

The accompanying notes are an integral part of these statements.

                         FARR COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ( UNAUDITED )

Cash Provided by ( Used in ) :                                            Year-to-Date
                                                                   July 1,1995     July 2, 1994
                                                                   ------------    ------------
Operating Activities:
  Net (Loss) Income ...........................................    $ 1,308,000    ($ 1,040,000)
    Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
     Depreciation and amortization ............................      1,482,000       1,581,000
     Provision for loss on accounts receivable ................         76,000         112,000
     Change in deferred income taxes ..........................        434,000        (924,000)
     Net (gain) loss on sale/retirement of P,P & E ............        (19,000)         25,000
     Net gain from investments ................................       (115,000)              0
     Decrease (increase) in inventories .......................       (404,000)        838,000
     Decrease (increase) in receivables and prepaid expenses ..        414,000        (425,000)
     (Decrease) increase in accounts payable & accrued expense        (563,000)      2,041,000
     Net change in current income taxes receivable and payable         145,000        (102,000)
     Exchange gain ............................................         (3,000)       (175,000)
                                                                   -----------     -----------
      Net cash provided by operating activities ...............      2,755,000       1,931,000
                                                                   -----------     -----------

Investing Activities:
  Purchases of property, plant and equipment ..................       (468,000)       (534,000)
  Proceeds from sale of property, plant and equipment .........         19,000               0
  Proceeds from sale of investments ...........................        497,000               0
                                                                   -----------     -----------          -
      Net cash provided by ( used in ) investing activities ...         48,000        (534,000)
                                                                   -----------     -----------

Financing Activities:
  Proceeds from revolving line of credit,
   and long-term borrowings ...................................        604,000      19,316,000
  Principal payments on revolving line of credit
   and long-term debt borrowings & overdrafts .................     (3,406,000)    (20,593,000)
  Principal payments received on ESOP loans ...................         61,000          60,000
  Proceeds from sale of stock, stock option plans .............        145,000               0
  Deferred financing costs ....................................              0        (521,000)
  Long-term note receivable ...................................       (172,000)              0
                                                                   -----------     -----------
     Net cash used in financing activities ....................     (2,768,000)     (1,738,000)
                                                                   -----------     -----------

Effect of Exchange Rate Changes on Cash .......................         28,000          (5,000)

Increase (Decrease) in Cash and Cash Equivalents ..............         63,000        (346,000)
Cash and Cash Equivalents at Beginning of Period ..............        127,000         671,000
                                                                   -----------     -----------

  Cash and Cash Equivalents at End of Period ..................    $   190,000     $   325,000
                                                                   ===========     ===========

The accompanying notes are an integral part of these statements.

                         FARR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 1, 1995

                                  (UNAUDITED)



         1.       Significant Accounting Policies

         2.       Restricted Cash

         3.       Inventories

         4.       Restructuring Costs

         5.       Extraordinary Item

         6.       Common Stock

         7.       Notes Payable and Long-Term Debt

         8.       Income Taxes

         9.       Employee Benefit Plans

         10.      Stock Options

         11.      Per Share Amounts

         12.      Commitments and Contingencies

         13.      Segment Information

MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition

As of July 1, 1995, working capital was $21,296,000 compared to $21,782,000 at the end of 1994, representing a $486,000 decrease in total working capital for the first six months of 1995. The primary components of the change in working capital during the first half were a decrease in accounts receivable ($501,000), a decrease in income taxes payable and deferred taxes ($178,000) and a increase in notes payable ($604,000) partially offset by increases in inventory ($487,000) and prepaid expenses ($227,000).

The decrease in accounts receivable reflects improvement in collections compared to the fourth quarter of 1994 as a result of emphasis on asset management. The increase in short term notes payable reflects an increase in foreign borrowings to meet short term working capital requirements.

Long-term debt decreased $3,436,000 during the first quarter primarily due to the Company's decrease in working capital requirements, improved net income and low level of capital spending. Surplus borrowing availability under the Company's domestic revolving credit facility at the end of the first half was approximately $7,000,000.

As a result of operating performance and financial condition improvements made over the past year, the Company completed credit agreement amendments during the second quarter that lowered the effective borrowing rates under its revolving and term credit facilities. As a result of the reduced borrowing rates, the Company anticipates annualized interest savings of approximately $250,000 as compared to the previous borrowing rates.

Capital expenditures of $468,000 during the first quarter increased over the same period last year by $66,000. Overall, capital expenditures continue to be maintained at low levels commensurate with lender financial covenants and to conserve cash resources.

Current debt maturities and operating capital requirements of the Company are anticipated to be provided through cash flows generated from operating activities and borrowing availability under the Company's domestic revolving credit facility.

Results of Operations

The Company's net income for the second quarter of 1995 was $675,000 compared to a net loss of $625,000 for the same period a year ago. Second quarter sales of $28,682,000 increased 8 percent or $2,157,000 over the $26,525,000 for the same period last year.

The year to year net income improvement of $1,300,000 included the elimination of $660,000 in non-recurring restructuring costs recorded last year associated with the closing of the Company's manufacturing plant in Rialto, California. This resulted in an operating improvement of $640,000 during the second quarter versus the same period in 1994. This operating increase was the result of many improvements including higher sales volume, cost savings from greater operating efficiencies, better expense control, better quality products and the closing of the Rialto, California plant.

Net income for the first half of 1995 advanced to $1,308,000, an improvement of $2,348,000 over 1994's first half net loss of $1,040,000. First half sales of $55,935,000 also increased 8 percent, or $4,239,000 over the $51,696,000 for the same period in 1994.

The sales increases in 1995 were mainly of products related to original equipment manufacturers, industrial and engine products.

Although the Company has been successful in making operating improvements, second quarter cost increases for materials such as paper, metal and textiles were offset by the benefits of the Company's cost savings programs. During the balance of 1995 the Company will continue its cost improvement programs along with new product marketing strategies.

During the first half of 1995, the Company's backlog increased to $18,600,000, representing a $5,100,000 or 38 percent increase over backlog at January 1, 1995.

At July 1, 1995, the balance of the restructuring charge related to the closure of the Rialto plant was $88,000 and was included as a component of accrued liabilities in the Company's balance sheet. All of such amount is expected to be paid in cash during the remainder of 1995. During the first half of 1995, the Company paid $596,000 in cash for this restructuring charge.

Item 4.a. The following are items submitted for stockholder approval at the Annual Stockholder Meeting, May 3, 1995:

          o    Election of two Directors for three year terms:

                                              Votes For        Vote Against

               Robert Batinovich              3,277,445              35,825
               David J. Farr                  3,271,332              41,938


          o    Amendment to the 1993 Stock Option Plan:

               Votes For        Votes Against          Abstain

               2,848,651              366,626           97,993



          o Shareholder Proposal to Engage an Independent Management Consulting Firm:

               Votes For     Votes Against     Abstain    Non-Vote

                 316,443         2,207,316     100,740     688,771



Item 6.a.  Exhibits

     The following are being filed electronically with this Quarterly Report on Form 10-Q.

- Exhibit 4.64  Bank Agreement amendment dated July 11, 1995.

- Exhibit-11  Earnings per share calculation. (unaudited)

Ehibit-4.64
                      THIRD AMENDMENT TO CREDIT AGREEMENT
                      -----------------------------------

     THIS THIRD AMENDMENT TO CREDIT AGREEMENT ("Third Amendment") is entered into July 11, 1995, between FARR COMPANY, a Delaware Corporation ("Borrower"), and GENERAL ELECTRIC CAPITAL CORPORATION, a corporation organized under the banking laws of the State of New York ("Lender"), with reference to the following facts:

                                    RECITALS
                                    --------

     A.  Borrower  and  Lender  have  entered  into the Credit  Agreement  dated
February 3, 1994, as amended by the First Amendment to Credit Agreement dated March 23, 1995, and the Second Amendment to Credit Agreement dated March 27, 1995 (collectively, the "Credit Agreement"), pursuant to which Lender agreed to provide financial accommodations to or for the benefit of Borrower upon the terms and conditions contained therein. Unless otherwise defined in this Third Amendment, (i) capitalized terms used herein shall have the meanings attributed to them in the Credit Agreement, and (ii) references to sections and subsections shall refer to sections or subsections of the Credit Agreement.

     B. Borrower has requested that Lender amend the Credit Agreement to provide for (i) a reduction in the interest rate paid by Borrower to Lender effective June 1, 1995 and (ii) a reduction in the number of collection days for payments received by Lender, and Lender is willing to do so subject to the terms and conditions set forth in this Third Amendment.

     NOW, THEREFORE, in consideration of the continued performance by Borrower of its promises and obligations under the Credit Agreement and the other Loan Documents, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower and Lender hereby agree as follows:

                                   AGREEMENT
                                   ---------

     1. Incorporation of Credit Agreement and Other Loan Documents. Except as expressly modified under this Third Amendment, all of the terms and conditions set forth in the Credit Agreement and the other Loan Documents are incorporated herein by this reference, and the obligations of Borrower under the Credit Agreement and the other Loan Documents are hereby acknowledged, confirmed and ratified by Borrower.


     2. Amendment.

     2.1 Section 1.6(a) of the Credit Agreement is deleted in its entirety and the following is substituted therefor:

          (a) Borrower shall be obligated to pay interest to Lender on (I) the Revolving Credit Advances at a floating rate equal to the Index Rate plus two and one-half percent (2.50%) per annum (the "Revolver Stated Index Rate"), and (ii) the outstanding balance of the Term Loan at a floating rate equal to the Index Rate plus two and three-quarters percent (2.75%) per annum (the "Term Loan Stated Index Rate").

     2.2 Section 1.11 of the Credit Agreement is deleted in its entirety and the following is substituted therefor:

          1.11 Receipt of Payments. Borrower shall make each payment under this Agreement no later than 11:00 a.m. (California time) on the day when due in lawful money of the United States of America in immediately available funds to the Collection Account. For purposes of computing interest and fees and determining Borrowing Availability, (a) all payments (including cash sweeps) consisting of cash, wire, or electronic transfers in immediately available funds shall be deemed received by Lender upon (i) deposit in the Collection Account, and (ii) notice to Lender of such deposit, and (b) all payments consisting of checks, drafts, or similar non-cash items shall be deemed received by Lender upon the deposit, in immediately available funds, of such payment in the Collection Account.

     3. Conditions of Effectiveness. This Third Agreement shall become effective upon the receipt by Lender of (a) this Third Amendment executed by Borrower and Lender, and (b) a Consent and Reaffirmation of Subordination Agreement executed by Farr Inc., a Canadian corporation.

     4. Entire Agreement. This Third Amendment, together with the Credit Agreement and the other Loan Documents, is the entire agreement between the parties hereto with respect to the subject matter hereof. This Third Amendment supersedes all prior and contemporaneous oral and written agreements and discussions with respect to the subject matter hereof. Except as otherwise expressly modified herein, the Loan Documents shall remain in full force and effect.

     5. Representations and Warranties. Borrower hereby represents and warrants that the representations and warranties contained in the Credit Agreement were true and correct in all material respects when made and, except to the extent that (a) a particular representation or warranty by its terms expressly applies only to an earlier date, or (b) Borrower has previously advised Lender in writing as contemplated under the Credit Agreement, are true and correct in all material respects as of the date hereof. The Credit Agreement shall continue in full force and effect in accordance with the provisions thereof on the date hereof.

     6. Miscellaneous.

     6.1 Counterparts. This Third Amendment may be executed in identical counterpart copies, each of which shall be an original, but all of which shall constitute one and the same agreement. Delivery of an executed counterpart of a signature page to this Third Amendment by facsimile transmission shall be effective as delivery of a manually executed counterpart of this Third Amendment.

     6.2 Headings. Section headings used herein are for convenience of reference only, are not part of this Third Amendment, and are not to be taken into consideration in interpreting this Third Amendment.

     6.3 Recitals. The recitals set forth at the beginning of this Third Amendment are true and correct, and sub recitals are incorporated into and are a part of this Third Amendment.

     6.4 Governing Law. This Third Amendment shall be governed by, and construed and enforced in accordance with, the laws of the State of California applicable to contracts made and performed in such state, without regard to the principles thereof regarding conflict of laws.

     6.5 No Novation. The execution, delivery and effectiveness of this Third Amendment shall not (a) waive any breaches or defaults under the Credit Agreement or the other Loan Documents, whether known or unknown, (b) limit, impair, constitute a waiver of or otherwise affect any right, power or remedy by Lender under the Credit Agreement or any other Loan Document, (c) constitute a waiver of any provision in the Credit Agreement or in any of the other Loan Documents, or under applicable law, or (d) except as specifically set forth in section 2 of this Third Amendment, alter, modify, amend of in anyway affect any of the terms, conditions, obligations, covenants or agreements contained in the Credit Agreement, all of which are ratified and affirmed in all respects and shall continue in full force and effect.

     6.6 Conflict of Terms. In the event of any inconsistency between the provisions of this Third Amendment and any provision of the Credit Agreement, the terms and provisions of this Third Amendment shall govern and control.


     IN WITNESS WHEREOF, this Third Amendment to Credit Agreement has been duly executed as of the date first written above.

                                    LENDER:

                                    GENERAL ELECTRIC CAPITAL CORPORATION


                                    By:   /s/ Clarence A. Williamson
                                          ------------------------------
                                          Duly Authorized Signatory


                                    BORROWER:

                                    FARR COMPANY


                                    By:   /s/ Kenneth W. Gerstner
                                          ------------------------------
                                          Chief Financial Officer


Exhibit-11        Farr Company and Subsidiaries - Earnings per Share Calculation (unaudited)

Earnings:
                                                                       Three Months Ended            Six Months Ended
                                                                   July 1, 1995  July 2, 1994   July 1, 1995  July 2, 1994
                                                                    -----------   -----------    -----------   -----------

Net income (loss) ...............................................   $   675,000   ($  625,000)   $ 1,308,000   ($1,040,000)
                                                                    ===========   ===========    ===========   ===========


Shares
   Weighted average number of
   common shares outstanding ....................................     3,684,446     3,678,152      3,684,446     3,678,152
                                                                    ===========   ===========    ===========   ===========

Earnings per share

Net income (loss) per common share ..............................   $      0.18   ($     0.17)   $      0.35   ($     0.28)
                                                                    ===========   ===========    ===========   ===========




Earnings assuming full dilution:

Net income (loss) ...............................................   $   675,000   ($  625,000)   $ 1,308,000   ($1,040,000)
                                                                    ===========   ===========    ===========   ===========


Shares
  Weighted average number of
  common shares outstanding .....................................     3,684,446     3,678,152      3,684,446     3,678,152


Assuming exercise of options reduced by the number of
  shares which could have been purchased with the proceeds
  from exercise of such options .................................         4,057          --            4,057          --
                                                                    -----------   -----------    -----------   -----------

                                                                      3,688,503     3,678,162      3,688,502     3,678,152
                                                                    ===========   ===========    ===========   ===========

Earnings per share

Net (loss) income per common share
  assuming full dilution ........................................   $      0.18   ($     0.17)   $      0.35   ($     0.28)
                                                                    ===========   ===========    ===========   ===========




                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                                  FARR COMPANY
                                  (registrant)




 July 27, 1995
                                                     Kenneth W. Gerstner
                                                     Senior Vice President
                                                     Chief Financial Officer