Form 10-Q
period 1995-09-30
FARR CO
filed 1995-11-14
CIK 34629

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarterly Period ended September 30, 1995

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


   For the Transition Period From __________________ to ____________________

                           Commission File No. 0-4723


                                  FARR COMPANY
             (Exact name of registrant as specified in its charter)

           Delaware                                  95-1288401
(State of other jurisdiction of               (I.R.S. Employer I.D. No.)
 incorporation or organization)

    2221 Park Place, El Segundo, California             90245
-------------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)

Registrants phone number   (310) 536-6300

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


                                   3,792,586
Number of shares of registrants common stock outstanding as of close of the period covered by this report.

                         PART I - FINANCIAL INFORMATION

                         FARR COMPANY AND SUBSIDIARIES

                                    INDEX TO

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1995



Part I - Financial Information


Introduction


Condensed Consolidated Financial Statements

         Balance Sheets - September 30, 1995 and December 31, 1994

         Income Statements for the three months ended September 30, 1995 and October 1, 1994 and for the nine months ended September 30, 1995 and October 1, 1994.

         Statements of Cash Flows for the nine months ended September 30,1995 and October 1, 1994.

         Notes to Condensed Consolidated Financial Statements


Management's Discussion and Analysis


Part II - Other Information


Exhibits

                         FARR COMPANY AND SUBSIDIARIES

                                INTRODUCTION TO

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1995



         The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 1995 and the results of operations for the three and nine month periods ended September 30, 1995 and October 1, 1994 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                         FARR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     Assets
                                                     (Unaudited)     (Audited)
                                                    Sep. 30, 1995  Dec. 31,1994
                                                    -------------  ------------
Current Assets:
   Cash and cash equivalents ....................   $    253,000   $    127,000
   Accounts receivable, less allowances of
     $216,000 in 1995 and $266,000 in 1994 ......     20,618,000     21,011,000
   Inventories ..................................     15,753,000     14,655,000
   Prepaid expenses .............................        909,000        597,000
   Asset held for investment ....................      2,083,000      2,083,000
   Deferred tax benefit .........................        946,000      1,602,000
                                                    ------------   ------------
     Total current assets .......................     40,562,000     40,075,000
                                                    ------------   ------------

Property, Plant and Equipment at cost
   Land .........................................      2,098,000      2,092,000
   Buildings and improvements ...................     15,141,000     14,879,000
   Machinery and equipment ......................     34,285,000     33,766,000
                                                    ------------   ------------
                                                      51,524,000     50,737,000
   Less-accumulated depreciation and amortization     34,765,000     32,807,000
                                                    ------------   ------------
                                                      16,759,000     17,930,000

Investments & Other .............................        729,000      1,264,000
                                                    ------------   ------------
                                                    $ 58,050,000   $ 59,269,000
                                                    ============   ============

The accompanying notes are an integral part of these balance sheets.

                         FARR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     Liabilities & Stockholders' Investment
                                                     (Unaudited)     (Audited)
                                                    Sep. 30, 1995  Dec. 31,1994
                                                    -------------  ------------
Current Liabilities:
   Notes/overdraft payable to banks .............   $     240,000  $          0
   Current portion of long-term debt ............       1,942,000     2,012,000
   Accounts payable .............................       8,250,000     8,326,000
   Accrued liabilities ..........................       8,071,000     7,692,000
   Income taxes payable and deferred taxes ......         432,000       263,000
                                                    -------------  ------------
      Total current liabilities .................      18,935,000    18,293,000

Long-Term Debt ..................................      14,564,000    18,957,000

Deferred Income Taxes ...........................         847,000       847,000
Commitments and Contingencies
Stockholders' Investment:
  Common stock, $0.10 par value--
    Authorized--10,000,000 shares
    Outstanding--3,792,586 shares at
    September 30, 1995 and 3,782,806 shares
    at December 31, 1994 ........................         368,000       368,000
  Additional paid-in capital ....................      12,174,000    12,005,000
  Cumulative translation adjustments ............      (1,579,000)   (1,847,000)
  Retained earnings:
    Balance beginning of year ...................      11,281,000    11,636,000
    Net income(loss) for the period .............       2,034,000      (355,000)
    Balance at end of period ....................      13,315,000    11,281,000
  Loan to ESOPs .................................        (574,000)     (635,000)
                                                    -------------  ------------
      Total stockholders' investment ............      23,704,000    21,172,000
                                                    -------------  ------------
                                                    $  58,050,000  $ 59,269,000
                                                    =============  ============

The accompanying notes are an integral part of these balance sheets.

                         FARR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                             Three Months Ended             Nine Months Ended
                                        Sep. 30, 1995  Oct. 1, 1994    Sep. 30, 1995  Oct. 1, 1994
                                        -------------  ------------    -------------  ------------
Net Sales ............................. $ 28,444,000   $ 27,462,000    $ 84,379,000   $ 79,158,000

Costs and Expenses:
  Cost of sales .......................   21,692,000     21,687,000      64,275,000     63,326,000
  Selling, general and administration .    5,142,000      4,803,000      15,286,000     14,454,000
  Interest expense ....................      426,000        552,000       1,484,000      1,600,000
  Restructuring costs .................                                                  1,000,000
                                        ------------   ------------     -----------   ------------

Total Costs and Expenses ..............   27,260,000     27,042,000      81,045,000     80,380,000
                                        ------------   ------------     -----------   ------------

Income (Loss) Before Income Taxes .....    1,184,000        420,000       3,334,000     (1,222,000)
  Income taxes ........................      458,000        145,000       1,300,000       (457,000)
                                        ------------   ------------    ------------   ------------

Net Income (Loss) ..................... $    726,000   $    275,000    $  2,034,000   ($   765,000)
                                        ============   ============    ============   ============




Earnings (Loss) per Common Share * .... $       0.20   $       0.07    $       0.55   ($      0.21)
                                        ============   ============    ============   ============






* Based upon 3,685,914 and 3,678,152 average shares outstanding at September 30, 1995 and October 1, 1994, respectively.

The accompanying notes are an integral part of these statements.

                         FARR COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
Cash Provided by ( Used in ) :                                                     Year-to-Date
                                                                          Sep. 30, 1995   Oct. 1, 1994
                                                                          -------------   ------------
Operating Activities:
  Net (Loss) Income .............................................         $  2,034,000   ($   765,000)
    Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
     Depreciation and amortization ..............................            2,248,000      2,475,000
     Provision for loss on accounts receivable ..................              114,000        162,000
     Change in deferred income taxes ............................              711,000       (850,000)
     Net (gain) loss on sale/retirement of P,P & E ..............              (23,000)             0
     Net gain from investments ..................................             (115,000)             0
     Decrease (increase) in inventories .........................             (981,000)       798,000
     Decrease (increase) in receivables and prepaid expenses ....              335,000       (546,000)
     (Decrease) increase in accounts payable & accrued expense ..              (84,000)     1,932,000
     Net change in current income taxes receivable and payable ..               (9,000)      (160,000)
     Exchange gain ..............................................               (5,000)       (14,000)
                                                                          ------------    -----------
     Net cash provided by (used in) operating activities ........            4,225,000      3,032,000
                                                                          ------------    -----------

Investing Activities:
  Purchases of property, plant and equipment ....................             (674,000)      (868,000)
  Proceeds from sale of property, plant and equipment ...........               23,000              0
  Proceeds from sale of investments .............................              501,000              0
                                                                          ------------    -----------
     Net cash provided by (used in) investing activities ........             (150,000)      (868,000)
                                                                          ------------    -----------

Financing Activities:
  Proceeds from revolving line of credit,
   and long-term borrowings .....................................              240,000      19,086,000
  Principal payments on revolving line of credit
   and long-term debt borrowings & overdrafts ...................           (4,280,000)    (20,890,000)
  Principal payments received on ESOP loans .....................               61,000          90,000
  Proceeds from sale of stock, stock option plans ...............              167,000               0
  Deferred financing costs ......................................                    0        (533,000)
  Long-term note receivable .....................................             (174,000)              0
                                                                          ------------    ------------
     Net cash (used in) provided by financing activities ........           (3,986,000)     (2,247,000)
                                                                          ------------    ------------

Effect of Exchange Rate Changes on Cash .........................               37,000          (6,000)

Increase (Decrease) in Cash and Cash Equivalents ................              126,000         (77,000)
Cash and Cash Equivalents at Beginning of Period ................              127,000         671,000
                                                                          ------------    ------------

  Cash and Cash Equivalents at End of Period ....................         $    253,000    $    594,000
                                                                          ============    ============




The accompanying notes are an integral part of these statements.

                         FARR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1995

                                  (UNAUDITED)



         1.       Significant Accounting Policies

         2.       Restricted Cash

         3.       Inventories

         4.       Restructuring Costs

         5.       Extraordinary Item

         6.       Common Stock

         7.       Notes Payable and Long-Term Debt

         8.       Income Taxes

         9.       Employee Benefit Plans

         10.      Stock Options

         11.      Per Share Amounts

         12.      Commitments and Contingencies

         13.      Segment Information

MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition

     As of September 30, 1995, working capital was $21,627,000 compared to $21,782,000 at the end of 1994, representing a $155,000 decrease in total working capital for the first nine months of 1995. The decrease in working capital is primarily accounted for by decreases in accounts receivable ($393,000), and deferred income taxes ($825,000) partially offset by a increase in inventory ($1,098,000) .

     The decrease in accounts receivable during the first nine months of 1995 is related to the implementation of new collection programs, the decrease in deferred taxes is attributable to the utilization of the Company's NOL tax carryforward from prior years and the increase in inventories is primarily related to a increase in work in process inventories associated with several large filter house projects scheduled to be shipped during the fourth quarter.

     Long-term debt decreased $4,463,000 and short term borrowings increased $240,000 during the first nine months primarily due to the Company's strong cash flow provided by operating activities ($4,225,000). Surplus borrowing availability under the Company's domestic revolving credit facility at the end of the third quarter increased to over $7 million.

     Capital expenditures of $674,000 during the first nine months decreased over the same period last year by $194,000. Overall, capital expenditures continue to be maintained at low levels commensurate with lender financial covenants and to conserve cash resources.

     During the third quarter, the Company entered into an agreement to sell its Rialto, California manufacturing facility. The closing of this sale agreement is expected to occur during the fourth quarter of 1995.

     Current debt maturities and operating capital requirements of the Company are anticipated to be provided through cash flows generated from operating activities and borrowing availability under the Company's domestic revolving credit facility and foreign overdraft credit facilities.

Results of Operations

     During the third quarter, the Company's net income improved to $726,000 from $275,000 during the same period last year. Third quarter sales increased from $27,462,000 reported last year to $28,444,000.

     Year to date third quarter net income improved to $2,034,000, up from a loss of $765,000 during 1994. The nine month period loss for 1994 included $660,000 in nonrecurring expenses in connection with the closing of the Rialto plant, so that comparable net income results from operations before restructuring cost last year showed a $105,000 net loss. Sales for the nine months were $84,379,000, up from $79,158,000. Sales increases were realized in products related to pollution control, engine, OEM and international markets, while heating, ventilating and air conditioning products showed slight decreases.

     A modest price increase was initiated in July, 1995. This partially offset material and labor cost increases for the year. The balance of those cost increases have been met through improved material usage and efficiency.

     Incoming orders were slightly off against plan in the third quarter and while backlog decreased 11 percent during the quarter, it remained ahead of the prior year end level. Early fourth quarter orders remain somewhat sluggish, but are not viewed as having a significant negative effect on the fourth quarter performance.

     The Company is cautiously optimistic that its favorable recent operating trends will continue into the first quarter of 1996.

6.a.  Exhibits

The following is being filed with this Quarterly Report on Form 10-Q.

- Exhibit-11  Earnings per share calculation. (unaudited)


Exhibit-11        Farr Company and Subsidiaries - Earnings per Share Calculation (unaudited)

Earnings
                                                           Three Months Ended             Nine Months Ended
                                                      Sep. 30, 1995  Oct. 1, 1994   Sep. 30, 1995  Oct. 1, 1994
                                                      ------------   ------------   ------------   ------------

Net income (loss) .................................   $    726,000   $    275,000   $  2,034,000   ($   765,000)
                                                      ============   ============   ============   ============

Shares
   Weighted average number of
   common shares outstanding ......................      3,685,914      3,678,152      3,685,914      3,678,152
                                                      ============   ============   ============   ============

Earnings per share

Net income (loss) per common share ................   $       0.20   $       0.07   $       0.55   ($      0.21)
                                                      ============   ============   ============   ============




Earnings assuming full dilution:

Net income (loss) .................................   $    726,000   $    275,000   $  2,034,000   ($   765,000)
                                                      ============   ============   ============   ============

Shares
  Weighted average number of
  common shares outstanding .......................      3,685,914      3,678,152      3,685,914      3,678,152

Assuming exercise of options reduced by the number
  of shares which could have been purchased
  with the proceeds from the exercise of
  such options ....................................          8,448         16,461          8,448           --
                                                      ------------   ------------   ------------   ------------

                                                         3,694,362      3,694,613      3,694,362      3,678,152
                                                      ============   ============   ============   ============

Earnings per share

Net (loss) income per common share
  assuming full dilution ..........................   $       0.20   $       0.07   $       0.55   ($      0.21)
                                                      ============   ============   ============   ============


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                  FARR COMPANY
                                  (registrant)




November 13, 1995
                                                     /s/ Kenneth W. Gerstner
                                                     --------------------------
                                                     Kenneth W. Gerstner
                                                     Senior Vice President
                                                     Chief Financial Officer