Form 10-K
period 1995-12-30
FARR CO
filed 1996-03-28
CIK 34629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K
(Mark One)
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----
  X        EXCHANGE ACT OF 1934 (FEE REQUIRED)
-----

             For the fiscal year ended              December 30, 1995
                                      ----------------------------------------

           OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----
           EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

-----
             For the transition period from _______________ to ______________


             Commission file number    0-4723

                                  FARR COMPANY
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                95-1288401
------------------------------------   ---------------------------------------
 (State or other jurisdiction of        (I.R.S.Employer Identification Number)
   incorporation or organization)

  2221 Park Place, El Segundo, CA                        90245
------------------------------------   ---------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (310) 536-6300. Securities registered pursuant to Section 12 (g) of the Act:

          Title of Class                  Name of Exchange on Which Registered
          --------------                  ------------------------------------
  Common Stock, $.10 Par Value                            NASDAQ
------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes __x__     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                __x__

The aggregate market value of voting common stock held by non-affiliates of Registrant on March 8, 1996, based on the closing sale price on such date, was $33,082,907.

The number of shares of common stock outstanding on March 8, 1996 was 3,794,211.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART I AND II:

The Annual Report to Stockholders for the fiscal year ended December 30, 1995.

PART I AND III:

The Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 1996.

                                     PART I

Item 1. Business
----------------

Farr Company and its subsidiaries (hereinafter collectively referred to as the "Company" or "Registrant") are engaged in the design, development, manufacture, sale and service of filters and filtration systems. These products are used for a wide variety of applications, including heating, ventilation and air conditioning systems, manufacturing and process cleanrooms, special application filters for original equipment manufacturers, diesel-powered truck engines, railroad locomotives, dust collection systems and gas turbines. Air filter efficiencies range from 20 percent in disposable products to 99.9999+ percent in cleanroom products. Products are available as standard items or may be custom engineered. They range in size and complexity from a small throwaway air filter to large gas turbine systems with a single filter component module weighing in excess of twenty tons.

All of the Company's filter products incorporate at least one of five basic methods of filtration. These include strainer type filters which block the passage of particles through the use of various types of materials such as paper, non-woven cotton fabric, fiberglass and metal screening; impingement and diffusion type filters which consist of layers of various types of screening materials sometimes with an oil coating that traps dust particles; inertial separators which filter high velocity air by changing its direction; and activated carbon filters which absorb odors and gases. Paper, fabric, fiberglass and carbon filters are disposable and the Company sells replacements.

Many products manufactured by the Company are enclosed in hardware ranging from simple frames to large component modules weighing in excess of twenty tons. The percentage of the Company's total sales involving the fabrication of large enclosures used in special filtration and noise abatement systems was approximately 4 percent in 1995, 6 percent in 1994 and 13 percent in 1993. These products are sold primarily for use with gas turbine installations in applications in the electrical generating, oil and gas industries.

The Company also maintains and services air filtration systems and accessory equipment in buildings and industrial plants in Southern California and Phoenix, Arizona. This service includes replacing disposable filters.

The Company was organized in California in 1938, and in 1987 the Company reincorporated in Delaware.

Materials
---------

The principal materials used in manufacturing the Company's products are ferrous and non-ferrous materials, plastisols, urethanes, adhesives and certain finished and semi-finished filter materials, including screen, activated carbon, cotton fibers, paper and fiberglass. The Company does not depend on any single source for a significant portion of its raw materials.

Product Engineering and Development
-----------------------------------

At December 30, 1995, the Company employed approximately 43 engineers, draftsmen and technicians in the United States, Canada and England to improve and develop existing products, to design, develop and test new products and to improve production equipment and techniques. The Company spent approximately $2,251,000, $2,221,000 and $2,048,000 for product engineering and development in 1995, 1994, and 1993, respectively.

The Company owns a number of United States and foreign patents. Although the Company considers these patents to be of value in its operations, its business is not dependent on any single patent or group of patents.

Sales and Distribution
----------------------

The Company's products are sold throughout the United States and in over 40 foreign countries through salesmen working out of field sales offices and through various distributors and manufacturers' representatives.

Certain of the Company's products are manufactured and sold under licensing agreements with manufacturers located in Argentina, Australia, France, Hong Kong, India, Indonesia, Italy, Japan, Malaysia, Mexico, New Zealand, Singapore, Taiwan and Venezuela.

During 1995, no customer accounted for more than 10% of net sales.

Backlog
-------

The Company's backlog at December 30, 1995 was $16,017,000 up from $13,455,000 at December 31, 1994.

Historically, backlog has not been a significant measure of the Company's future business activities since the majority of orders are shipped within forty-five to sixty days of receipt. During 1995, approximately 5.1% of the Company's business was derived from products with lead times longer than sixty days.

These products are primarily heavy fabrication products such as gas turbine equipment. The backlog of orders relating to heavy fabrication products was approximately $4,611,000 and $1,903,000 at December 30, 1995 and December 31, 1994, respectively. All of the December 30, 1995 backlog is scheduled for delivery during 1996.

International Operations
------------------------

The Company engages in operations in foreign countries as described above. For information regarding the geographic distribution, revenue, operating profit
(loss) and identifiable assets of the Company's domestic and international operations, see Note 12 of Notes to Consolidated Financial Statements, included in the Company's Annual Report to Stockholders, which is incorporated herein by reference.

The Company's international operations are subject to the additional risks inherent in doing business in countries whose governments have policies different than those of the United States. To date the Company has experienced no material problems in foreign countries arising from political instability or currency restrictions or fluctuations.

Competition
-----------

The fields in which the Company operates are highly competitive with numerous other companies manufacturing and selling competing products. While information with respect to the industry ranking of the Company among manufacturers of similar products is not available, the Company believes that its principal competitors in most of its major product areas are American Air Filter Company, Inc., a wholly owned subsidiary of Snyder General Corporation, Donaldson Company, Inc. and Clarcor, Inc. A number of the Company's competitors have larger sales and greater financial resources than the Company. The Company believes the principal competitive factors in the sale of its products are technical competence, quality and the ability to respond to the unique individual requirements of its customers.

Employees
---------

At March 8, 1996, the Company had approximately 1,299 employees as compared to approximately 1,244 on February 28, 1995.

The Company's 5 drivers and warehousemen at its El Segundo service office are covered by a collective bargaining agreement with the Teamsters Union which expires on February 6, 1997; 32 employees at the Company's Delano plant are covered by a collective bargaining agreement with the Sheet Metal Workers International Association which expires June 30, 1998. At March 8, 1996, approximately 114 employees at the Company's Montreal, Canada plant were covered by a three year collective bargaining agreement expiring August 31, 1997 and approximately 28 employees at the Company's Birmingham, England plant were covered by a collective bargaining agreement that expires on December 31, 1996.

Executive Officers of the Registrant
------------------------------------

================================================================================
                                                   Position Held and
                                              Business Experience During
Name                     Age                        Past Five Years
----                     ---                        ---------------


Richard L. Farr          52        Director  of  the  Company  (since   November
                                   1988),  Senior Vice  President of the Company
                                   (since January  1995),  Vice President of the
                                   Company (from November 1987 to January 1995), first cousin of David J. Farr; a Director.

Kenneth W. Gerstner      52        Senior Vice  President,  Secretary  and Chief
                                   Financial   Officer  of  the  Company  (Since
                                   January 1995), Vice President,  Secretary and
                                   Chief Financial  Officer of the Company (from
                                   June  1993  to  January  1995),   Controller,
                                   Archive  Technology,  Inc. (from June 1990 to
                                   May 1993),  Assistant  Corporate  Controller,
                                   Archive  Corporation (from March 1989 to June
                                   1990).

John C. Johnston         52        President and Chief Operating  Officer (since
                                   February 1996);  Senior Vice President of the
                                   Company (from January 1995 to February 1996);
                                   President of Easton Aluminum,  Inc.  (January
                                   1986 to December 1994).

H. Jack Meany            73        Chairman and Chief  Executive  Officer of the
                                   Company  (since  February  1996);   Chairman,
                                   President,  and Chief Executive Officer (from
                                   April 1994 to February, 1996); Director of the Company (from June 1976 to March 1994);
                                   Retired;  Chairman  of the  Board  and  Chief
                                   Executive Officer (from October 1975 to March
                                   1988) of NI Industries, Inc., manufacturer of building, industrial, and defense products;
                                   Director,  APS Corp.,  Borg Warner Industrial
                                   Products Corp.

Myron G. Rasmussen       58        Vice  President  of the Company  (since March
                                   1990), Director of Engineering of the Company
                                   (from August 1977 to May 1990).

================================================================================

Item 2. Properties
-------------------

The location and general description of the Company's principal properties at March 8, 1996 are set forth in the following tables. All such properties are owned by the Company except as noted:

                                         Floor Area
       Location                         (Square Feet)       Principal Uses
       --------                         -------------       --------------

       Jonesboro, AR                       220,000          Manufacturing
       El Segundo, CA                       50,000          Corporate Offices
       El Segundo, CA                       40,000          Warehouse
       Delano, CA                           39,000          Manufacturing
       Corcoran, CA                         80,000          Manufacturing
       Eatonton, GA (leased)                76,000          Closed
       Crystal Lake, IL                    120,000          Manufacturing
       Holly Springs, MS                   208,000          Manufacturing
       Conover, NC                         107,000          Manufacturing
       Pryor, OK (leased)                   80,000          Closed
       Montreal, Canada                    153,000          Manufacturing
       Birmingham, England                  82,000          Manufacturing


The Company leases sales office and warehouse space in or near San Diego, California; Phoenix, Arizona; Toronto, Canada; Tremelo, Belgium; Detroit, Michigan and Singapore.

The Company believes that its facilities and manufacturing equipment are well maintained and adequate for current operations. During 1995, the Company believes that utilization of its various production facilities ranged from 40 to 80 percent, depending upon product mix.

Item 3. Legal Proceedings
--------------------------

The Company is involved in several claims and suits that arise out of the ordinary course of business, and has tax returns under review. Management believes that these matters are either adequately reserved, covered by its insurance, or would not have a material adverse effect on the financial position or operations of the Company if disposed of unfavorably.

Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.

Incorporation by Reference
--------------------------

The following portion of the Company's Annual Report to Stockholders for the year ended December 30, 1995 ("Annual Report") is hereby incorporated by reference.

                                                            Portion of
       Form 10-K Item No.           Document             Portion of Document
       ------------------           --------             -------------------

       Part I - Item 1 and 2      Annual Report           Pages 6 through 17

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

The Company's Common Stock trades on the NASDAQ Stock Market under the symbol FARC. At March 8, 1996, there were approximately 700 stockholders of record of the Company's Common Stock.

Dividends
---------

The Company did not pay any dividends on its Common Stock over the last two years.

The above Item 5, information should be read in conjunction with information appearing under the captions "Consolidated Statements of Shareholders' Investment", "Selected Financial Data" and "Summary of Stock Quotations" on pages 7, 18 and 21 of the Company's 1995 Annual Report to Stockholders.

Item 6. Selected Financial Data
-------------------------------

The five year summary under "Selected Financial Data" included on page 18 of the Company's 1995 Annual Report to Stockholders is incorporated herein by this reference. The five-year summary should be read in conjunction with the Company's consolidated financial statements and accompanying notes included under Item 8, Consolidated Financial Statements and Supplementary Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------    of Operations
          -------------

"Management's Discussion and Analysis " on pages 19 through 21 of the Company's 1995 Annual Report to Stockholders is incorporated herein by this reference.

Item 8. Consolidated Financial Statements and Supplementary Data
----------------------------------------------------------------

Pages 6 through 17 of the Company's 1995 Annual Report to Stockholders, which include the consolidated financial statements, and the Independent Auditors' Report as listed in Item 14(a)I, are incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-------    Financial Disclosure
           --------------------

Not applicable.

                                    PART III


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Information appearing under the caption "Compliance With Section 16(a) of the Exchange Act" in the Company's 1996 Proxy Statement is incorporated herein by this reference.

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

Information appearing under the caption "Election of Directors" in the Company's 1995 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation
-------------------------------

Information appearing under the captions "Executive Compensation" and "Pension Plans" in the Company's 1995 Proxy Statement is incorporated herein by this reference. Information appearing under the captions "Report of the Compensation and Stock Option Committee" and "Stock Performance Graph" in the Company's 1995 Proxy Statement is not incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Information appearing under the caption "Beneficial Ownership of Securities" in the Company's 1995 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Note 1 to the consolidated financial statements, included on page 9 of the Company's 1995 Annual Report to Stockholders, and the caption "Relationship with Independent Public Accountants" in the Company's 1995 Proxy Statement contain information about certain relationships and are incorporated herein by this reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a) Financial Statements, Schedules and Exhibits:

    (1)  Index to Financial Statements and Supplementary Data.

         The financial statements listed below are set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 30, 1995 and are incorporated herein by this reference.

                                                                   Annual Report
                                                                      Page No.
                                                                      --------

         Consolidated Balance Sheets, December 30, 1995 and
         December 31, 1994.                                                6

         Consolidated Operations Statements and Consolidated
         Statements of Stockholders' Investment, for the three
         years ended December 30, 1995, December 31, 1994 and
         January 1, 1994.                                                  7

         Consolidated Statements of Cash Flows, for the three
         years ended December 30, 1995, December 31, 1994 and
         January 1, 1994.                                                  8

         Notes to the Consolidated Financial Statements.                9-16

         Report of Independent Public Accountants.                        17

    (2) The exhibits filed as part of this report are listed in the Exhibit Index which follows the Supplemental Schedules referred to above. Management contracts and compensatory plans and arrangements listed in the Exhibit Index are denoted with an asterisk (*).


(b) 8-K Reports:

         None

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FARR COMPANY


Dated:         March 28, 1996          By:  /s/   H. Jack Meany
         ---------------------------        --------------------------------
                                                  H. Jack Meany
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:         March 28, 1996          By:  /s/   H. Jack Meany
         ---------------------------        --------------------------------
                                                  H. Jack Meany
                                      Chairman and Chief Executive Officer

Dated:         March 28, 1996          By:  /s/    Robert G. Batinovich
         ---------------------------        --------------------------------
                                                   Robert G. Batinovich
                                                        Director

Dated:         March 28, 1996          By:  /s/   Richard P. Bermingham
         ---------------------------        --------------------------------
                                                  Richard P. Bermingham
                                                        Director

 Dated:        March 28, 1996          By:  /s/      Richard L. Farr
         ---------------------------        --------------------------------
                                                     Richard L. Farr
                                                        Director

 Dated:        March 28, 1996          By:  /s/      David J. Farr
         ---------------------------        --------------------------------
                                                     David J. Farr
                                                        Director

 Dated:        March 28, 1996          By:  /s/      John J. Kimes
         ---------------------------        --------------------------------
                                                     John J. Kimes
                                                       Director

 Dated:        March 28, 1996          By:  /s/    Kenneth W. Gerstner
         ---------------------------        ---------------------------------
                                                   Kenneth W. Gerstner
                                               Sr. Vice President, Secretary
                                                and Chief Financial Officer

                          FARR COMPANY AND SUBSIDIARIES

                                List of Exhibits


    Item      Description
    ----      -----------

    3.1       Certificate of Incorporation of Registrant as currently in effect.

    3.2       Amended By-Laws of Registrant as currently in effect.

    4.31 Rights Agreement, dated as of April 3, 1989, between Farr Company and Bank of America NT & SA (formerly Security Pacific National
              Bank). Filed as Exhibit 1 on Form 8K dated April 18, 1989 and incorporated herein by this reference.

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

    4.40 Reimbursement Agreement between Farr Company and Bank of America NT & SA dated as of August 15, 1991, in connection with Holly Springs, Mississippi Industrial Development Revenue Bond Financing. Filed as Exhibit 4.40 on Form 10-K dated December 28, 1991 and incorporated herein by this reference.

    4.44 First Amendment and Waiver to the Holly Springs Reimbursement Agreement, dated October 15, 1991, between Bank of America NT & SA and Farr Company. Filed as Exhibit 4.44 on Form 10-K dated December 28, 1991 and incorporated herein by this reference.

    4.48 Waiver and Agreement dated March 25, 1992 to the Reimbursement Agreement dated August 15, 1991, between Farr Company and Bank of America NT & SA in connection with Holly Springs, Mississippi Industrial Revenue Bond Financing. Filed as Exhibit 4.48 on Form 10-K dated January 1, 1994 and incorporated herein by this reference.

    4.58 Credit Agreement dated as of February 3, 1994 between Farr Company, as borrower, and 4.58 General Electric Capital Corporation, as Lender. Filed as Exhibit 1 on Form 8-K dated February 7, 1994 and incorporated herein by this reference.

    4.61 Second Amendment to Reimbursement Agreement, dated as of February 3, 1994, to Reimbursement Agreement dated as of August 15, 1991, as previously amended, between Farr Company and Bank of America NT & SA in connection with Holly Springs, Mississippi Industrial Revenue Bond Financing. Filed as Exhibit 4 on Form 8-K dated February 7, 1994 and incorporated herein by this reference.

    4.63 Amendment, dated July 11, 1995 to Credit Agreement dated February 3, 1994 between Farr 4.63 Company, as borrower, and General Electric Capital Corporation, as Lender. Filed as Exhibit 4.64 on Form 10-Q for the quarter ended July 1, 1995 and incorporated herein by this reference.

    4.64      Credit Agreement dated February 15, 1996 between Farr Company,  as
              borrower,   and  Bank  of  America   National  Trust  and  Savings
              Association, as lender.

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

    *10.3 Deferred Compensation Plan for Directors dated November 5, 1980. Filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended January 3, 1981 and incorporated herein by this reference.

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

    *10.9 Trust Agreement pursuant to the Employee Stock Ownership Plan for Office Employees of Farr Company and Employee Stock Ownership Plan for Shop Employees of Farr Company, dated December 1, 1989, between Farr Company and Bank of America NT & SA (formerly Security Pacific National Bank) . Filed as Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 30, 1989 and incorporated herein by this reference.

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

    *10.14 Non-Employee Directors Stock Option Plan, filed as Exhibit 10.14 on Form 10-K for the year ended December 29, 1990 and incorporated herein by this reference.

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

    *10.21 The 1993 Stock Option Plan for Key Employees of Farr Company. Filed as Exhibit 10.21 on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference.

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

    *10.24 The Corporate Plan for Retirement Select Plan, the Profit Sharing/401(k) Plan, Basic Plan Document dated April 11, 1994. Filed as Exhibit 10.24 on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    *10.25 The Profit Sharing/401(k) Plan for Office Employees of Farr Company Non-Standardized Adoption Agreement 002, Basic Plan No.
              07. dated September 27, 1994. Filed as Exhibit 10.25 on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    *10.26 The Profit Sharing/401(k) Plan for Shop Employees of Farr Company Non-Standardized Adoption Agreement 002, Basic Plan dated September 27, 1994. Filed as Exhibit 10.26 on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    *10.27 First amendment to The Office Employees' 401(k) Plan of Farr Company, dated December 16, 1994. Filed as Exhibit 10.27 on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    *10.28 First amendment to The Shop Employees' 401(k) Plan of Farr Company, dated December 16, 1994. Filed as Exhibit 10.28 on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    *10.29 Thirteenth Amendment to The Employees' Profit Sharing Retirement Plan of Farr Company, dated December 16, 1994. Filed as Exhibit
              10.29 on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    *10.30 Thirteenth Amendment to The Retirement Plan for Production and Maintenance Employees of Farr Company, dated December 16, 1994. Filed as Exhibit 10.30 on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    *10.31 Second Amendment to The Employee Stock Ownership Plan for Shop Employees of Farr Company dated December 16, 1994. Filed as
              Exhibit 10.31 on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    *10.32 First Amendment to The Employee Stock Ownership Plan for Office Employees of Farr Company dated December 16, 1994. Filed as
              Exhibit 10.32 on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    *10.33 Second Amendment to the 1991 Stock Option Plan for Non-Employee Directors dated September 12, 1995.

    *10.34 Employee contract agreement between John Johnston and Farr Company dated Novembers 28, 1994.

    *10.35    The Farr Company 401(k)/Retirement Plan dated December 15, 1995.

    *10.36 The Farr Company Supplemental Executive Savings Plan Adoption Agreement, dated November 21, 1995.

    *10.37 The Corporate Plan for Retirement Select Plan, Fidelity Basic Plan Document dated April 11, 1994 (SESP).

    *10.38 Trust Agreement for Farr Company 401K/Retirement Plan, dated December 15, 1995.

    *10.39 Trust Agreement for Farr Company Supplemental Executive Savings Plan between Farr Company as sponsor and Fidelity Management Trust Company (trustee) dated November 21, 1995.

    11        Computation   of  earnings  per  common  share  and  common  share
              equivalents.


    13 Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 1, 2, 5, 6, 7 and 8 of this Form 10-K, the 1995 Annual Report to Stockholders is not deemed to be filed as a part of this report.

    22        A list of all subsidiaries of registrant.

    24        Consent of Independent Public Accountants.

    27        Financial Data Schedule


    *  Management contract or compensatory arrangements.



     Copies of Exhibits are available, on prepayment of 15 cents per page, by writing to the Secretary of the Company at the address set forth on the cover page of this Annual Report and Form 10-K.