Form 10-K/A
period 1995-12-30
FARR CO
filed 1996-04-02
CIK 34629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)
 [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 (FEE REQUIRED)

 For the fiscal year ended December 30, 1995

                                       OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

 For the transition period from _______________ to ______________

                          Commission file number 0-4723

                                  FARR COMPANY
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                95-1288401
- ------------------------------------   ---------------------------------------
 (State or other jurisdiction of        (I.R.S.Employer Identification Number)
   incorporation or organization)

  2221 Park Place, El Segundo, CA                        90245
- ------------------------------------   ---------------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (310) 536-6300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (g) of the Act:

          Title of Class                  Name of Exchange on Which Registered
          --------------                  ------------------------------------
  Common Stock, $.10 Par Value                            NASDAQ
- ------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes __x__     No _____

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

                                  FARR COMPANY


Dated:          April 2, 1996          By:  /s/   Kenneth W. Gerstner
         ---------------------------        --------------------------------
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


    **13 Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 1, 2, 5, 6, 7 and 8 of this Form 10-K, the 1995 Annual Report to Stockholders is not deemed to be filed as a part of this report.

    22        A list of all subsidiaries of registrant.

    24        Consent of Independent Public Accountants.

    27        Financial Data Schedule


    *  Management contract or compensatory arrangements.
   **  As amended by Form 10-K/A Amendment No. 1.




     Copies of Exhibits are available, on prepayment of 15 cents per page, by writing to the Secretary of the Company at the address set forth on the cover page of this Annual Report and Form 10-K.