Form 10-Q
period 1996-03-30
FARR CO
filed 1996-05-14
CIK 34629

 ................................................................................
 ................................................................................

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 ( X )       QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

             For the Quarterly Period ended March 30, 1996

             OR

 (   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from ____________ to _____________

             Commission file number    0-4723

                                  FARR COMPANY
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     95-1288401
- - -------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S.Employer Identification Number)
incorporation or organization)

    2221 Park Place, El Segundo, CA                      90245
- - -------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (310)  536-6300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  (x)      No  ( )

Number of shares of registrants common stock outstanding as of close of the period covered by this report: 3,795,211.
 ................................................................................
 ................................................................................

                         PART I - FINANCIAL INFORMATION

                          FARR COMPANY AND SUBSIDIARIES

                                    INDEX TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 1996


INTRODUCTION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets - March 30, 1996 and December 30, 1995

   Income Statements for the three months ended March 30, 1996 and April 1, 1995

   Statements of Cash Flows for the three months ended March 30, 1996 and April 1, 1995

   Notes to Condensed Consolidated Financial Statements


MANAGEMENT'S DISCUSSION AND ANALYSIS

                          FARR COMPANY AND SUBSIDIARIES

                                 INTRODUCTION TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 1996


     The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 30, 1996 and the results of operations for the three months ended March 30, 1996 and April 1, 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                          FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     Assets
                                                (Unaudited)        (Audited)
                                               March 30, 1996  December 30, 1995
                                               --------------  -----------------
Current Assets:
  Cash and cash equivalents ....................   $   893,000     $   812,000
  Accounts receivable, less allowance of
    $195,000 in 1996 and $214,000 in 1995 ......    20,708,000      20,077,000
  Inventories ..................................    14,253,000      15,437,000
  Prepaid expenses .............................       679,000         622,000
  Deferred tax benefit .........................     1,381,000       1,980,000
                                                   -----------     -----------
Total current assets ...........................    37,914,000      38,928,000
                                                   -----------     -----------

Property, Plant and Equipment at cost
  Land .........................................     2,092,000       2,094,000
  Buildings and improvements ...................    15,147,000      15,231,000
  Machinery and equipment ......................    33,543,000      33,829,000
                                                   -----------     -----------
                                                    50,782,000      51,154,000
  Less-accumulated depreciation and amortization    34,846,000      34,748,000
                                                   -----------     -----------
                                                    15,936,000      16,406,000
Investments & Other ............................       185,000         236,000
                                                   -----------     -----------
                                                   $54,035,000     $55,570,000
                                                   ===========     ===========


                    Liabilities and Stockholders' Investment

                                                 (Unaudited)       (Audited)
                                               March 30, 1996  December 30, 1995
                                               --------------  -----------------

Current Liabilities:
  Notes/overdraft payable to banks .............   $   271,000     $   432,000
  Current portion of long-term debt ............       168,000         664,000
  Accounts payable .............................     8,024,000       8,875,000
  Accrued liabilities ..........................     8,188,000       8,248,000
  Income taxes payable and deferred taxes ......       798,000         526,000
                                                   -----------     -----------
Total current liabilities ......................    17,449,000      18,745,000
                                                   -----------     -----------

Long-Term Debt .................................     8,360,000       9,412,000

Deferred Income Taxes ..........................     2,328,000       2,628,000

Commitments and Contingencies

Stockholders' Investment:
  Common stock, $.10 par value--Authorized
    10,000,000 shares--Outstanding--3,794,211
    shares at March 30, 1996 and 3,794,336
    shares at December 30, 1995 ................       362,000         362,000
  Additional paid-in capital ...................    11,681,000      11,668,000
  Cumulative translation adjustments ...........    (1,702,000)     (1,624,000)
Retained earnings:
  Balance beginning of year ....................    14,379,000      11,255,000
  Net income for the period ....................     1,178,000       3,124,000
                                                   -----------     -----------
  Balance at end of period .....................    15,557,000      14,379,000
                                                   -----------     -----------
Total stockholders' investment .................    25,898,000      24,785,000
                                                   -----------     -----------
                                                   $54,035,000     $55,570,000
                                                   ===========     ===========

The accompanying notes are an integral part of these balance sheets.

                          FARR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)


                                                        Three Months Ended
                                                 March 30, 1996    April 1, 1995
                                                 --------------    -------------



Net Sales .......................................   $31,079,000    $27,253,000
                                                    -----------    -----------

Costs and Expenses:
  Cost of sales .................................    23,925,000     20,857,000
  Selling, general and administrative ...........     4,916,000      4,833,000
  Interest expense ..............................       247,000        565,000
                                                    -----------    -----------

Total Cost and Expenses .........................    29,088,000     26,255,000
                                                    -----------    -----------

Income Before Income Taxes ......................     1,991,000        998,000

Income Taxes ....................................       813,000        365,000
                                                    -----------    -----------

Net Income ......................................   $ 1,178,000    $   633,000
                                                    ===========    ===========





Earnings per Common Share *                               $0.32          $0.17
                                                    ===========    ===========





* Based upon 3,625,155 and 3,682,943 average shares outstanding at March 30, 1996 and April 1, 1995, respectively.

The accompanying notes are an integral part of these statements.


                          FARR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Three Months Ended
                                                   March 30, 1996  April 1, 1995
                                                   --------------  -------------
Cash Provided by (Used in):

Operating Activities:

  Net Income ........................................  $1,178,000   $  633,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .................     638,000      764,000
      Provision for loss on accounts receivable .....      37,000       37,000
      Change in deferred income taxes ...............     331,000      206,000
      Net (gain) loss on sale/retirement of P,P & E .                  (20,000)
      Net (gain) loss from investments ..............                 (115,000)
      Decrease (increase) in inventories ............   1,159,000     (332,000)
      Decrease (increase) in receivables
        and prepaid expenses ........................    (772,000)   2,277,000
      Increase (decrease) in accounts payable &
        accrued expenses ............................    (953,000)     142,000
      Net change in current income taxes payable ....     292,000       36,000
      Exchange gain .................................       1,000       13,000
                                                       ----------   ----------

        Net cash provided by operating activities ..    1,911,000    3,641,000
                                                       ----------   ----------

Investing Activities:

  Purchases of property, plant and equipment ........   (143,000)     (252,000)
  Proceeds from sale of property, plant and equipment                   20,000
  Proceeds from sale of investments .................                  497,000
                                                       ---------    ----------

       Net cash provided by (used in) investing
         activities .................................   (143,000)      265,000
                                                       ---------    ----------

Financing Activities:

  Proceeds from revolving line of credit,
    and long-term borrowings ........................   8,200,000
  Principal payments on revolving line of credit
    and long-term debt borrowings & overdrafts ......  (9,900,000)  (3,194,000)
  Principal payments received on notes ..............       1,000
  Proceeds from sale of stock, stock option plans ...      13,000      145,000
  Long-term note receivable .........................                 (174,000)
                                                       ----------    ---------

       Net cash used in financing activities ........ (1,686,000)   (3,225,000)
                                                      ----------    ----------

Effect of Exchange Rate Changes on Cash .............     (1,000)

Increase in Cash and Cash Equivalents ...............     81,000       683,000
Cash and Cash Equivalents at Beginning of Period ....    812,000       127,000
                                                      ----------   -----------

Cash and Cash Equivalents at End of Period .........  $  893,000   $   810,000
                                                      ==========   ===========



The accompanying notes are an integral part of these statements.



                          FARR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 1996

                                   (Unaudited)


1.       Significant Accounting Policies

2.       Inventories

3.       Restructuring Costs

4.       Gain on Sale of U.S. Plant

5.       Common Stock

6.       Notes Payable and Long-Term Debt

7.       Income Taxes

8.       Employee Benefit Plans

9.       Stock Options

10.      Per Share Amounts

11.      Commitments and Contingencies

12.      Segment Information

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     First quarter sales increased to $31,079,000 from $27,253,000 during the same period last year, representing a 14 percent increase. The increase in sales was primarily attributable to the Company's Engineered Systems, Heating, Ventilating and Air Conditioning, Custom OEM and International markets. Some of the increase in Engineered Systems sales were related to deliveries scheduled for 1995 that were delayed into the first quarter of 1996.

     Operating profit increased 43 percent to $2,238,000 from $1,563,000 during the same period a year ago. The increased operating profit principally reflected strong sales gains and improving operating efficiencies except in the area of Engineered Systems products.

     The first quarter operating profit as a percent of sales increased to 7.2 percent compared to 5.7 percent during the same period a year ago. This percentage improvement primarily reflects a lower percentage of selling, general and administrative expenses relative to the increase in sales volume, as the amount of selling general and administrative expenses remained approximately the same as last year's first quarter.

     Interest expense during the first quarter decreased to $247,000 from $565,000 for the same period a year ago as a result of lower borrowing rates combined with reduced debt levels decreased interest expense $318,000.

     First quarter net income increased to $1,178,000 from $633,000, representing an increase of $545,000 or an 86 percent improvement over the same period last year. Earnings per share increased to 32 cents per share from 17 cents per share a year ago.

     During the first quarter new orders were strong for all product lines except Pollution Control and Engineered Systems. Both lines are commencing the second quarter at lower than anticipated levels but are not viewed as having a significant negative effect on the second quarter.

     The Company's other product lines are somewhat seasonal with weather being an important factor. It is possible that part of the second quarter expected sales were shifted forward into the first quarter by these varying conditions. In addition, some Engineered Systems' deliveries scheduled for 1995 were delayed and shipped in the first quarter. Accordingly, it is uncertain whether the Company's record performance in the first quarter will continue into subsequent quarters.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities during the quarter totaled $1,911,000 compared to $3,641,000 for the first quarter a year ago. Cash flows from operating activities decreased from last year's first quarter due to increased working capital requirements. The primary increase in working capital was related to accounts receivable and the Company's increase in sales volume and decreases in accounts payable and accrued liabilities.

     Cash flows used in investing activities during the current quarter were $143,000. Last year cash flows provided $265,000 during the first quarter as the Company received $497,000 from the disposition of certain investments. First quarter 1995 capital expenditures of $143,000 decreased over the same period last year by $109,000. Overall, capital expenditures continue to be maintained at low levels to conserve capital resources but are anticipated to increase modestly over the remainder of the year.

     Cash used in financing activities totaled $1,686,000 in the current quarter compared to $3,223,000 for the same period a year ago. The total of $1,686,000 was principally used to reduce long-term debt.


     As of March 30, 1996, working capital totaled $20,465,000 compared to $20,183,000 at the end of 1995, representing a $282,000 increase in total working capital for the first three months of 1996. The increase in working capital was primarily accounted for by increases in accounts receivable ($631,000), decreases in accounts payable and accrued liabilities ($911,000), and a decrease in the current portion of long term debt ($496,000) partially offset by decreases in inventories ($1,184,000) and deferred tax benefits ($585,000).

     Due to increased business during the first quarter, net accounts receivable increased to $20,708,000 from $20,077,000 as of December 30, 1995. Inventories decreased primarily as a result of a decrease in work in progress related to the completion and shipment of several large gas turbine filter house jobs.

     The Company's current portion of long term debt decreased due to the early retirement of its Jonesboro, Arkansas Industrial Redevelopment Bonds and the restructure and payoff of its prior revolving and term loan credit facilities under a new revolving credit facility obtained in February, 1996. Surplus borrowing availability under the Company's new domestic revolving credit facility at the end of the first quarter was $9,600,000.

     The Company's operations continue to generate the cash levels required to maintain planned operating levels, to provide for capital replacement, and to service and liquidate long-term debt. Additionally, the Company has access to lines of credit sufficient for its current operations.

                         PART II. -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Item      Description
          ----      --------------------------------------------

          11 Computation of earnings per common share and common share equivalents.

          27        Financial Data Schedule.

     (b)  Reports on Form 8-K

          None




         -------------------

         Copies of Exhibits are available, on prepayment of 15 cents per page, by writing to the Secretary of the Company at the address set forth on the cover page of this Form 10-Q.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                  FARR COMPANY
                  --------------------------------------------
                                  (Registrant)


May 14, 1996                                     /s/ Kenneth W. Gerstner
                                                 --------------------------
                                                 Kenneth W. Gerstner
                                                 Senior Vice President
                                                 Chief Financial Officer

                                   Exhibit 11

                          FARR COMPANY AND SUBSIDIARIES
                         EARNINGS PER SHARE CALCULATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                March 30, 1996    April 1, 1995
                                                --------------    -------------
Earnings:

     Net income                                  $1,178,000           $633,000
                                                 ==========         ==========

     Shares
       Weighted average of number common
       shares outstanding                         3,625,155          3,682,943
                                                 ==========         ==========


     Net income per common share                      $0.32              $0.17
                                                 ==========         ==========




Earnings assuming full dilution:

     Net income                                  $1,178,000           $633,000
                                                 ==========         ==========

     Shares
       Weighted average of number common
       shares outstanding                         3,625,155          3,682,943
       Assuming  exercise of options reduced
       by the number of shares which could
       have been purchased with the proceeds
       from exercise of such options                  25,888             4,057
                                                  ----------        ----------

                                                   3,651,043         3,687,000
                                                  ==========        ==========


     Net income per common share
     assuming full dilution                            $0.32             $0.17
                                                  ==========        ==========