Form 10-Q
period 1996-06-29
FARR CO
filed 1996-08-13
CIK 34629

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

             For the Quarterly Period ended June 29, 1996

             OR

 (   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from ____________ to _____________

             Commission file number    0-4723

                                  FARR COMPANY
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     95-1288401
- -------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S.Employer Identification Number)
incorporation or organization)

    2221 Park Place, El Segundo, CA                      90245
- -------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (310)  536-6300

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

Number of shares of registrants common stock outstanding as of close of the period covered by this report: 3,798,411.

 ................................................................................
 ................................................................................

                         PART I - FINANCIAL INFORMATION

                          FARR COMPANY AND SUBSIDIARIES

                                    INDEX TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 29, 1996


INTRODUCTION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets - June 29, 1996 and December 30, 1995

     Income Statements for the three months ended June 29, 1996 and July 1, 1995 and for the six months ended June 29, 1996 and July 1, 1995

     Statements of Cash Flows for the six months ended June 29, 1996 and July 1, 1995

     Notes to Condensed Consolidated Financial Statements


MANAGEMENT'S DISCUSSION AND ANALYSIS

                          FARR COMPANY AND SUBSIDIARIES

                                 INTRODUCTION TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 29, 1996


         The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 29, 1996 and the results of operations for the three and six months ended June 29, 1996 and July 1, 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                         FARR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     Assets
                                                                (Unaudited)      (Audited)
                                                               June 29, 1996    Dec. 30,1995
                                                               -------------   -------------
Current Assets:
    Cash and cash equivalents ...............................   $  1,310,000    $    812,000
    Accounts receivable, less allowance of $215,000 in 1996
      and $214,000 in 1995 ..................................     21,007,000      20,077,000
    Inventories
      Raw materials .........................................      5,481,000       6,392,000
      Work in process .......................................      3,966,000       5,119,000
      Finished goods ........................................      3,941,000       3,926,000
                                                                ------------    ------------
                                                                  13,388,000      15,437,000
    Prepaid expenses ........................................        709,000         622,000
    Deferred tax benefit ....................................      1,381,000       1,980,000
                                                                ------------    ------------
      Total current assets ..................................     37,795,000      38,928,000
                                                                ------------    ------------

Property, Plant and Equipment at cost
    Land ....................................................      2,094,000       2,094,000
    Buildings and improvements ..............................     15,191,000      15,231,000
    Machinery and equipment .................................     34,105,000      33,829,000
                                                                ------------    ------------
                                                                  51,390,000      51,154,000
    Less-accumulated depreciation and amortization ..........     35,401,000      34,748,000
                                                                ------------    ------------
                                                                  15,989,000      16,406,000
    Investments & Other .....................................        166,000         236,000
                                                                ------------    ------------
                                                                $ 53,950,000    $ 55,570,000
                                                                ============    ============

The accompanying notes are an integral part of these balance sheets.

                         FARR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    Liabilities and Stockholders' Investment
                                                                (Unaudited)      (Audited)
                                                               June 29, 1996    Dec. 30,1995
                                                               -------------   -------------
Current Liabilities:
    Notes/overdraft payable to banks ........................   $    462,000    $    432,000
    Current portion of long-term debt .......................         21,000         664,000
    Accounts payable ........................................      7,775,000       8,875,000
    Accrued liabilities .....................................      8,827,000       8,248,000
    Income taxes payable and deferred taxes .................        946,000         526,000
                                                                ------------    ------------
      Total current liabilities .............................     18,031,000      18,745,000
                                                                ------------    ------------

Long-Term Debt ..............................................      6,103,000       9,412,000

Deferred Income Taxes .......................................      2,328,000       2,628,000
Commitments and Contingencies
Stockholders' Investment:
  Common stock, $.10 par value--Authorized 10,000,000 shares
    Outstanding--3,798,411 shares at June 29, 1996 and
      3,793,336 shares at December 30, 1995 .................        362,000         362,000
  Additional paid-in capital ................................     11,717,000      11,668,000
  Cumulative translation adjustments ........................     (1,647,000)     (1,624,000)
  Retained earnings:
    Balance beginning of year ...............................     14,379,000      11,255,000
    Net income for the period ...............................      2,677,000       3,124,000
                                                                ------------    ------------
    Balance at end of period ................................     17,056,000      14,379,000
                                                                ------------    ------------
      Total stockholders' investment ........................     27,488,000      24,785,000
                                                                ------------    ------------
                                                                $ 53,950,000    $ 55,570,000
                                                                ============    ============

The accompanying notes are an integral part of these balance sheets.

                         FARR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                                 Three Months Ended              Six Months Ended
                                            June 29, 1996  July 1, 1995    June 29, 1996  July 1, 1995
                                            -------------  ------------    -------------  ------------

Net Sales ................................   $31,356,000   $28,682,000      $62,435,000   $55,935,000
                                             -----------   -----------      -----------   -----------

Costs and Expenses:
  Cost of sales ..........................    23,284,000    21,726,000       47,209,000    42,583,000
  Selling, general and administrative ....     5,443,000     5,311,000       10,359,000    10,144,000
  Interest expense .......................       171,000       493,000          418,000     1,058,000
                                             -----------   -----------      -----------   -----------

Total Cost and Expenses ..................    28,898,000    27,530,000       57,986,000    53,785,000
                                             -----------   -----------      -----------   -----------

Income Before Income Taxes ...............     2,458,000     1,152,000        4,449,000     2,150,000

Income Taxes .............................       959,000       477,000        1,772,000       842,000
                                             -----------   -----------      -----------   -----------

Net Income ...............................   $ 1,499,000   $   675,000      $ 2,677,000   $ 1,308,000
                                             ===========   ===========      ===========   ===========





Earnings per Common Share * ............   $      0.41   $      0.18        $      0.73   $      0.35
                                           ===========   ===========        ===========   ===========

* Based upon 3,673,030 and 3,684,446 average shares outstanding at June 29, 1996 and July 1, 1995, respectively.

The accompanying notes are an integral part of these statements.

                         FARR COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Cash Provided by (Used in):                                     Year-to-Date   Year-to-Date
                                                               June 29, 1996   July 1, 1995
                                                               -------------   ------------
Operating Activities:

  Net Income ................................................. $  2,677,000    $ 1,308,000
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
    Depreciation and amortization ............................    1,209,000      1,482,000
    Provision for loss on accounts receivable ................       75,000         76,000
    Change in deferred income taxes ..........................      377,000        434,000
    Net (gain) loss on sale/retirement of P,P & E ............            0        (19,000)
    Net (gain) loss from investments .........................       15,000       (115,000)
    Decrease (increase) in inventories .......................    2,048,000       (404,000)
    Decrease (increase) in receivables and prepaid expenses ..   (1,090,000)       414,000
    Decrease  in accounts payable & accrued expenses .........     (573,000)      (563,000)
    Net change in current income taxes payable ...............      392,000        145,000
    Exchange gain ............................................       (4,000)        (3,000)
                                                               ------------    -----------

    Net cash provided by operating activities ................    5,126,000      2,755,000
                                                               ------------    -----------

Investing Activities:

  Purchases of property, plant and equipment .................     (743,000)      (468,000)
  Proceeds from sale of property, plant and equipment ........            0         19,000
  Proceeds from sale of investments ..........................            0        497,000
                                                               ------------    -----------

  Net cash provided by (used in) investing activities ........     (743,000)        48,000
                                                               ------------    -----------

Financing Activities:

  Proceeds from revolving line of credit,
    and long-term borrowings .................................    8,200,000        604,000
  Principal payments on revolving line of credit
    and long-term debt borrowings & overdrafts ...............  (12,121,000)    (3,406,000)
  Principal payments received on notes .......................        2,000         61,000
  Proceeds from sale of stock, stock option plans ............       49,000        145,000
  Long-term note receivable ..................................            0       (172,000)
                                                               ------------    -----------

  Net cash used in financing activities ......................   (3,870,000)    (2,768,000)
                                                               ------------    -----------

Effect of Exchange Rate Changes on Cash ......................            0         28,000

Increase (Decrease) in Cash and Cash Equivalents .............      498,000         63,000
Cash and Cash Equivalents at Beginning of Period .............      812,000        127,000
                                                               ------------    -----------

  Cash and Cash Equivalents at End of Period ................. $  1,310,000    $   190,000
                                                               ============    ===========

The accompanying notes are an integral part of these statements.

                          FARR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 29, 1996

                                   (Unaudited)

NOTE A.
         Other than Notes Payable and Long-term Debt, and Commitments and Contingencies, there have been no significant changes in the Company's policies, practices or position from that described in the following notes to the Consolidated Financial Statements included in the 1995 Annual Report to
Stockholders which was incorporated by reference in the Annual Report on Form 10-K for the year ended December 30, 1995.

NOTE B. - NOTES PAYABLE AND LONG-TERM DEBT

         The Company's $2,155,000 term credit facility lending commitment previously scheduled to be funded in August 1996 to replace the Company's existing Holly Springs, Mississippi Industrial Bonds will not be utilized. The redemption of the bonds will instead be funded from availability under the Company's $15 million revolving credit facility.

         As of June 29, 1996, the Company's weighted average interest rate on short term borrowings was 8.0 percent.

NOTE C. - COMMITMENTS AND CONTINGENCIES

         During July 1996, the Company's Board of Directors and Compensation Committee approved a $875,000 lump sum payment to the Company's Chairman and Chief Executive Officer covering his salary and certain incentives from April 1994 through June 1996. The lump sum payment was paid in July 1996 and was covered by reserves previously established during the periods from April 1994 to June 1996. Beginning in July 1996, the approved Chairman and Chief Executive Officer's annual base salary of $246,000 will be paid concurrent with the month it is earned on a prorata basis.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Second quarter sales increased to $31,356,000 from $28,682,000 during the same period last year, representing a 9 percent increase. The increase in sales was primarily attributable to the Company's Engineered Systems, Heating, Ventilating and Air Conditioning, Custom OEM, Railroad and International markets.

Sales for the first half of 1996 advanced to $62,435,000, an improvement of 12 percent, or $6,500,000 over 1995's first half sales of $55,935,000.

Operating profit (income before income taxes and interest expense) for the second quarter was $2,629,000 an increase of 60 percent, or $984,000 from $1,645,000 for the same period a year ago. Operating profit for the first half of 1996 increased 52 percent to $4,867,000 from $3,208,000 during the same period a year ago. The increased operating profit principally reflected strong sales gains and improved operating efficiencies.

The second quarter operating profit as a percent of sales increased to 8.4 percent compared to 5.7 percent during the same period a year ago. The first half operating profit as a percent of sales increased to 7.8 percent compared to
5.7 percent during the same period a year ago. These percentage improvements primarily reflect a trend of a lower percentage of selling, general and administrative expenses relative to the increase in sales volume, as the amount of selling general and administrative expenses remained approximately the same as last year's second quarter on higher sales volume.

Interest expense during the second quarter decreased to $171,000 compared to $493,000 for the second quarter last year. Interest expense during the first half decreased to $418,000 from $1,058,000 for the same period a year ago. Both second quarter and first half interest expense declined as a result of lower borrowing interest rates combined with reduced debt levels.

Income taxes for the first half of 1996 and the same period last year remained at approximately 39 percent. During the remainder of 1996, the tax rate is expected to drop to approximately 38 percent due to lower effective income tax rates associated with the establishment of a Foreign Sales Corporation.

Second quarter net income of $1,499,000 increased 122 percent or $824,000 over the $675,000 for the same period last year. First half net income increased to $2,677,000 from $1,308,000, representing an increase of $1,369,000 or an 105 percent improvement over the same period last year.

The Company's third quarter and second half periods are seasonally the lowest sales quarter and half periods of the year, respectively, for the Company and current booking levels tend to confirm this. Consequently, first half sales results should not be relied on as a basis for forecasting third quarter or second half operating results.

LIQUIDITY AND CAPITAL RESOURCES


Cash flows from operating activities during the first half totaled $5,126,000 compared to $2,755,000 for the first half a year ago. Cash flows from operating activities increased from last year's first half due to increased income and decreased working capital requirements. The primary decrease in working capital was related to inventories and the Company's decrease in work in progress inventories offset by increased accounts receivables due to increased sales volume.

Cash flows used in investing activities during the first half was $743,000. Last year cash flows provided $48,000 during the first half as the Company received $497,000 from the disposition of certain investments. First half 1996 capital expenditures of $743,000 increased over the same period last year by $275,000. Overall, capital expenditures continue to be maintained at low levels to conserve capital resources but are anticipated to increase modestly over the remainder of the year.

Cash used in financing activities totaled $3,870,000 in the first six months compared to $2,768,000 for the same period a year ago.

As of June 29, 1996, working capital totaled $19,764,000 compared to $20,183,000 at the end of 1995, representing a $419,000 decrease in total working capital for the first six months of 1996. The decrease in working capital was accounted for by decreases in inventories ($2,049,000) and income taxes payable and deferred taxes ($1,019,000), partially offset by a net decrease in accounts payables and accrued expenses ($521,000), a decrease in the current portion of long term debt ($643,000), and increases in accounts receivable ($930,000) and cash ($498,000).

Due to increased sales during the first half, net accounts receivable increased to $21,007,000 from $20,077,000 as of December 30, 1995. Inventories decreased primarily as a result of a decrease in work in progress related to the completion and shipment of several large gas turbine filter house jobs and improved inventory turnover rates.

The Company's current portion of long term debt decreased due to the early retirement of its Jonesboro, Arkansas Industrial Redevelopment Bonds and the restructure and payoff of its prior revolving and term loan credit facilities under a new revolving credit facility obtained in February, 1996. Surplus borrowing availability under the Company's new domestic revolving credit facility at the end of the first half was approximately $11 million.

The Company's $2,155,000 term credit facility lending commitment previously scheduled to be funded in August 1996 to replace the Company's existing Holly Springs, Mississippi Industrial Bonds will not be utilized. The redemption of the bonds will instead be funded from availability under the Company's $15 million revolving credit facility.

The Company's operations continue to generate the cash levels required to maintain planned operating levels, to provide for capital replacement, and to service and liquidate long-term debt. Additionally, the Company has access to lines of credit sufficient for its current operations.

                          PART II. - OTHER INFORMATION

Item 4.a.

The following are items submitted for stockholder approval at the Annual Stockholder Meeting, April 30, 1996:

    - Election of two Directors for three year terms:

                                       Votes For            Votes Against

         Richard P. Birmingham         2,820,235               83,216

         Richard L. Farr               2,820,835               82,618


    - First Amendment to the 1991 Stock Option Plan for Non-Employee Directors of Farr Company:

             Votes For                 Votes Against              Abstain

             2,644,780                     241,737                 16,936


Item 6.a.     Exhibits

The following are being filed with this Quarterly Report on Form 10-Q.

- - Exhibit 10.40         Approved salary arrangement for Farr Company's Chairman
                          and Chief Executive Officer compensation.

- - Exhibit 11            Earnings per share calculation. (unaudited)

- - Exhibit 27            Financial Data Schedule.






         -------------------

Copies of Exhibits are available, on prepayment of 15 cents per page, by writing to the Secretary of the Company at the address set forth on the cover page of this Form 10-Q.

                           PART II - OTHER INFORMATION

                                   (Continued)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       FARR COMPANY
                                       (Registrant)


August 13, 1996                          /s/  Kenneth W. Gerstner
                                              Kenneth W. Gerstner
                                              Senior Vice President
                                              Chief Financial Officer

                                  Exhibit 10.40

                                  FARR COMPANY

                      H. J. MEANY COMPENSATION CALCULATION


(Base salary = $246,000/yr - effective April 26, 1994)

1994    $246,000 x .68493 yrs. (back pay salary)                      $168,493

1995    $246,000 (back pay salary)                                     246,000

1995    $246,000 x 1.372 Incentive award                               337,512

1996    $246,000 (1/2 back pay and 1/2 future monthly salary)          246,000
                                                                     ---------

                                                        Total         $998,005
                                                                      ========

Payment schedule:

Make special one-time back pay catch up, July 17, 1996                $875,005

Effective July 1, 1996 go on payroll at $20,500/month                  123,000
                                                                     ---------

                                          Total 1996 payments         $998,005
                                                                      ========


Approved to pay per July 16, 1996 Compensation Committee.



    /s/  Robert Batinovich        /s/  David J. Farr
         Robert Batinovich             David J. Farr

                                   Exhibit 11

                          FARR COMPANY AND SUBSIDIARIES
                         EARNINGS PER SHARE CALCULATIONS
                                   (Unaudited)

                                                  Three Months Ended             Six Months Ended
                                              June 29, 1996 July 1, 1995   June 29, 1996 July 1, 1995
                                              ------------- ------------   ------------- ------------
EARNINGS:

Net Income .................................    $1,499,000   $  675,000      $2,677,000   $1,308,000
                                                ==========   ==========      ==========   ==========

Shares
  Weighted average of number
    common shares outstanding ..............     3,625,656    3,684,446       3,625,656    3,684,446
                                                ==========   ==========      ==========   ==========

Net Income Per Common Share ................    $     0.42   $     0.18      $     0.74   $     0.35
                                                ==========   ==========      ==========   ==========




EARNINGS ASSUMING FULL DILUTION:

Net Income .................................    $1,499,000   $  675,000      $2,677,000   $1,308,000
                                                ==========   ==========      ==========   ==========

Shares
  Weighted average of number
    common shares outstanding ..............     3,625,656    3,684,446       3,625,656    3,684,446

  Assuming  exercise of options reduced by
    the number of shares which could have
    been purchased with the proceeds from
    exercise of such options ...............        47,374        5,881          47,374        5,881
                                                ----------   ----------      ----------   ----------

        Total shares .......................     3,673,030    3,690,327       3,673,030    3,690,327
                                                ==========   ==========      ==========   ==========

Net Income Per Common Share
  Assuming Full Dilution ....................   $     0.41   $     0.18      $     0.73   $     0.35
                                                ==========   ==========      ==========   ==========
