Form 10-Q
period 1996-09-28
FARR CO
filed 1996-11-12
CIK 34629

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

              For the Quarterly Period ended September 28, 1996

              OR

  (   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________

              Commission file number    0-4723

                                  FARR COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                95-1288401
--------------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

     2221 Park Place, El Segundo, CA                    90245
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code      (310) 536-6300

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

Number of shares of registrants common stock outstanding as of close of the period covered by this report: 3,800,820.

 ................................................................................
 ................................................................................

                         PART I - FINANCIAL INFORMATION

                          FARR COMPANY AND SUBSIDIARIES

                                    INDEX TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 28, 1996

Part I - Financial Information


INTRODUCTION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets - September 28, 1996 and December 30, 1995

         Income Statements for the three months ended September 28, 1996 and September 30, 1995 and for the nine months ended September 28, 1996 and September 30, 1995

         Statements of Cash Flows for the nine months ended September 28, 1996 and September 30, 1995

         Notes to Condensed Consolidated Financial Statements


MANAGEMENT'S DISCUSSION AND ANALYSIS


Part II - Other Information


EXHIBITS

                          FARR COMPANY AND SUBSIDIARIES

                                 INTRODUCTION TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 28, 1996


         The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 28, 1996 and the results of operations for the three and nine months ended September 28, 1996 and September 30, 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                         FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     Assets
                                                              (Unaudited)     (Audited)
Assets                                                       Sep. 28, 1996  Dec. 30, 1995
                                                             -------------  -------------
Current Assets:
   Cash and cash equivalents ...............................   $ 1,682,000   $   812,000
   Accounts receivable, less allowance of $298,000 in 1996
       and $214,000 in 1995 ................................    20,483,000    20,077,000
   Inventories
       Raw materials .......................................     5,889,000     6,392,000
       Work in process .....................................     3,534,000     5,119,000
       Finished goods ......................................     3,545,000     3,926,000
                                                               -----------   -----------
                                                                12,968,000    15,437,000
       Prepaid expenses ....................................     1,108,000       622,000
       Deferred tax benefit ................................     1,396,000     1,980,000
                                                               -----------   -----------
           Total current assets ............................    37,637,000    38,928,000
                                                               -----------   -----------

Property, Plant and Equipment at cost
   Land ....................................................     2,095,000     2,094,000
   Buildings and improvements ..............................    15,201,000    15,231,000
   Machinery and equipment .................................    34,249,000    33,829,000
                                                               -----------   -----------
                                                                51,545,000    51,154,000
   Less-accumulated depreciation and amortization ..........    35,988,000    34,748,000
                                                               -----------   -----------
                                                                15,557,000    16,406,000
Other ......................................................       307,000       236,000
                                                               -----------   -----------
                                                              $ 53,501,000  $ 55,570,000
                                                              ============  ============

The accompanying notes are an integral part of these balance sheets.

                         FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    Liabilities and Stockholders' Investment
                                                              (Unaudited)     (Auditded)
                                                             Sep. 28, 1996   Dec. 30,1995
                                                             -------------   ------------
Current Liabilities:
   Notes/overdraft payable to banks ........................   $   666,000   $   432,000
   Current portion of long-term debt .......................        21,000       664,000
   Accounts payable ........................................     8,031,000     8,875,000
   Accrued liabilities .....................................     8,236,000     8,248,000
   Income taxes payable and deferred taxes .................       478,000       526,000
                                                               -----------   -----------
       Total current liabilities ...........................    17,432,000    18,745,000
                                                               -----------   -----------

Long-Term Debt, Net of Current Portion .....................     4,468,000     9,412,000
Deferred Income Taxes ......................................     2,328,000     2,628,000
Other Non-current Liabilites ...............................        99,000             0
Commitments and Contingencies
Stockholders' Investment:
  Common stock, $.10 par value--Authorized 10,000,000 shares
  Outstanding--3,800,820 shares at September 28, 1996 and
      3,793,336 shares at December 30, 1995 ................       363,000       362,000
  Additional paid-in capital ...............................    11,765,000    11,668,000
  Cumulative translation adjustments .......................    (1,605,000)   (1,624,000)
  Retained earnings:
    Balance beginning of year ..............................    14,379,000    11,255,000
    Net income for the period ..............................     4,272,000     3,124,000
                                                               -----------   -----------
    Balance at end of period ...............................    18,651,000    14,379,000
                                                               -----------   -----------
       Total stockholders' investment ......................    29,174,000    24,785,000
                                                               -----------   -----------
                                                              $ 53,501,000  $ 55,570,000
                                                              ============  ============

The accompanying notes are an integral part of these balance sheets.

                          FARR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                Three Months Ended            Nine Months Ended
                                           Sep. 28, 1996  Sep. 30, 1995  Sep. 28, 1996  Sep. 30, 1995
                                           -------------  -------------  -------------  -------------



Net Sales ................................   $29,951,000  $28,444,000      $92,386,000  $84,379,000
                                             -----------  -----------      -----------  -----------

Costs and Expenses:
  Cost of sales ..........................    22,418,000   21,692,000       69,627,000   64,275,000
  Selling, general and administrative ....     4,781,000    5,142,000       15,140,000   15,286,000
  Interest expense .......................       145,000      426,000          563,000    1,484,000
                                             -----------  -----------      -----------  -----------

Total Costs and Expenses .................    27,344,000   27,260,000       85,330,000   81,045,000
                                             -----------  -----------      -----------  -----------

Income Before Income Taxes ...............     2,607,000    1,184,000        7,056,000    3,334,000

Income Taxes .............................     1,012,000      458,000        2,784,000    1,300,000
                                             -----------  -----------      -----------  -----------

Net Income ...............................   $ 1,595,000  $   726,000      $ 4,272,000  $ 2,034,000
                                             ===========  ===========      ===========  ===========





Earnings per Common Share *                  $      0.43  $      0.20      $      1.16  $      0.55
                                             ===========  ===========      ===========  ===========



*      Based  upon  3,691,886  and  3,694,362  average  shares   outstanding  at
       September 28, 1996 and September 29, 1995, respectively.

The accompanying notes are an integral part of these statements.


                          FARR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
Cash Provided by ( Used in ) :                                     Nine Months Ended
                                                             Sep. 28, 1996  Sep. 30, 1995
                                                             -------------  -------------
Operating Activities:

  Net Income ................................................. $ 4,272,000   $ 2,034,000
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
    Depreciation and amortization ............................   1,784,000     2,248,000
    Benefit retirement trust .................................      99,000             0
    Provision for loss on accounts receivable ................      99,000       114,000
    Change in deferred income taxes ..........................     319,000       711,000
    Net (gain) loss on sale/retirement of P,P & E ............      25,000       (23,000)
    Net (gain) loss from investments .........................           0      (115,000)
    Decrease (increase) in inventories .......................   2,484,000      (981,000)
    Decrease (increase) in receivables and prepaid expenses ..    (976,000)      335,000
    Decrease in accounts payable & accrued expenses ..........    (866,000)      (84,000)
    Net change in current income taxes payable ...............     (86,000)       (9,000)
    Exchange gain ............................................     (12,000)       (5,000)
                                                               -----------   -----------

    Net cash provided by operating activities ................   7,142,000     4,225,000
                                                               -----------   -----------

Investing Activities:

    Purchases of property, plant and equipment ...............    (896,000)     (674,000)
    Proceeds from sale of property, plant and equipment ......           0        23,000
    Proceeds from sale of investments ........................           0       501,000
    Purchase of investments, benefits trust ..................    (126,000)            0
                                                               -----------   -----------

    Net cash used in investing activities ....................  (1,022,000)     (150,000)
                                                               -----------   -----------

Financing Activities:

    Proceeds from revolving line of credit,
      and long-term borrowings ...............................   8,434,000       240,000
    Principal payments on revolving line of credit
      and long-term debt borrowings & overdrafts ............. (13,790,000)   (4,280,000)
    Principal payments received on notes .....................       6,000        61,000
    Proceeds from sale of stock, stock option plans ..........      98,000       167,000
    Long-term note receivable ................................           0      (174,000)
                                                               -----------   -----------

    Net cash used in financing activities ....................  (5,252,000)   (3,986,000)
                                                               -----------   -----------

Effect of Exchange Rate Changes on Cash ......................       1,000        37,000

Increase (Decrease) in Cash and Cash Equivalents .............     870,000       126,000
Cash and Cash Equivalents at Beginning of Period .............     812,000       127,000
                                                               -----------   -----------

    Cash and Cash Equivalents at End of Period ............... $ 1,682,000   $   253,000
                                                               ===========   ===========


      The accompanying notes are an integral part of these statements.

                          FARR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 28, 1996

                                   (Unaudited)

NOTE A.
-------

         Other than Notes Payable and Long-term Debt, and Commitments and Contingencies, there have been no significant changes in the Company's policies, practices or position from that described in the notes to the Consolidated Financial Statements included in the 1995 Annual Report to Stockholders which was incorporated by reference in the Annual Report on Form 10-K for the year ended December 30, 1995.

NOTE B. - NOTES PAYABLE AND LONG-TERM DEBT
------------------------------------------

         The Company's $2,155,000 term credit facility lending commitment previously scheduled to be funded in August 1996 to replace the Company's existing Holly Springs, Mississippi Industrial Bonds will not be utilized. The redemption of the bonds were funded from availability under the Company's $10 million revolving credit facility.

         On September 24, 1996, the Company amended its revolving credit facility. Under terms of the amendment, the provision requiring security collateral was eliminated and the credit line was reduced to $10 million commensurate with the Company's borrowing needs. In addition, the financial covenant requiring a minimum consolidated liabilities to tangible new worth ratio of 1.50 to 1.0 was reduced to 1.25 to 1.0.

         As of September 28, 1996, the Company's weighted average interest rate on short term borrowings was 8.0 percent.

NOTE C. - COMMITMENTS AND CONTINGENCIES
---------------------------------------

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


NOTE D. - EMPLOYEE BENEFIT PLANS
--------------------------------

         Effective January 1, 1996, the Company established a supplemental executive savings plan ("SESP") which provides benefits to certain employees whose benefits under the defined contribution plan are reduced as a result of limitations imposed by the Internal Revenue Code.

         The Company has established a Rabbi trust to fund benefit payments under its SESP. Trust assets are irrevocable to the Company but are subject to creditor claims under certain conditions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

         Third quarter sales increased to $29,951,000 from $28,444,000 during the same period last year, representing a 5 percent increase. The increase in sales was primarily attributable to the Company's Heating, Ventilating and Air Conditioning, Custom OEM, Railroad and Engine markets.

         Sales for the first nine months of 1996 advanced to $92,386,000, an improvement of 9 percent, or $8,007,000 over 1995's first nine months sales of $84,379,000. The majority of the improvement was attributable to increased sales in the Company's Custom OEM, Heating Ventilating and Air Conditioning, Filter House and International Markets.

         Operating profit (income before income taxes and interest expense) for the third quarter was $2,752,000 an increase of 71 percent, or $1,142,000 from $1,610,000 for the same period a year ago. Operating profit for the first nine months of 1996 increased 58 percent to $7,619,000 from $4,818,000 during the same period a year ago. The increased operating profit principally reflected strong sales gains and improved operating efficiencies.

         The third quarter  operating  profit as a percent of sales increased to
9.2 percent compared to 5.7 percent during the same period a year ago. The first nine months operating profit as a percent of sales increased to 8.2 percent compared to 5.7 percent during the same period a year ago. These percentage improvements primarily reflect a trend of a lower percentage of selling, general and administrative expenses relative to the increase in sales volume, as the amount of selling general and administrative expenses was kept approximately the same as last year's third quarter on higher sales volume. In addition, a favorable sales mix of higher margin products during 1996 helped lower the quarter and nine month cost of sales percentages.

         Interest expense during the third quarter decreased to $145,000 compared to $426,000 for the third quarter last year. Interest expense during the first nine months decreased to $563,000 from $1,484,000 for the same period a year ago. Both third quarter and nine month interest expense declined as a result of lower borrowing interest rates combined with reduced debt levels.

         The income tax rate for the first nine months of 1996 and the same period last year remained at approximately 39 percent.

         Third quarter net income of $1,595,000 increased 120 percent or $869,000 over the $726,000 for the same period last year. The first nine month's net income increased to $4,272,000 from $2,034,000, representing an increase of $2,238,000 or a 110 percent improvement over the same period last year. Both the third quarter and nine month results reflect improved sales and sales margin contribution, improved manufacturing efficiencies and reduced interest expense compared to the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities during the first nine months totaled $7,142,000 compared to $4,225,000 for the first nine months a year ago. Cash flows from operating activities increased from last year's first nine months due to increased income and decreased working capital requirements. The primary decrease in working capital was related to decreased inventories that was partially offset by increased accounts receivable due to increased sales volume.

         Cash flows used in investing activities during the first nine months was $1,022,000. Last year cash flows used $150,000 during the first nine months as the Company received $501,000 from the disposition of certain investments. First nine months 1996 capital expenditures of $896,000 increased over the same period last year by $222,000. Overall, capital expenditures continue to be maintained at low levels to conserve capital resources but are anticipated to increase modestly over the last quarter of the year.

         Cash used in financing activities totaled $5,252,000 in the first nine months compared to $3,986,000 for the same period a year ago as surplus cash was used to pay down debt.

         As of September 28, 1996, working capital totaled $20,205,000 compared to $20,183,000 at the end of 1995, representing a $22,000 increase in total working capital for the first nine months of 1996. The increase in working capital was accounted for by decreases in inventories ($2,469,000) and income taxes payable and deferred taxes ($236,000), partially offset by a net decrease in accounts payables and accrued expenses ($856,000), a decrease in the short term bank debt ($409,000), and net increases in accounts receivable ($976,000) and cash ($870,000).

         Due to increased sales during the first nine months, net accounts receivable increased to $20,483,000 from $20,077,000 as of December 30, 1995. Inventories decreased primarily as a result of a decrease in work in process related to the completion and shipment of several large gas turbine filter house jobs and improved inventory turnover rates.

         The Company's current portion of long term debt decreased due to the early retirement of its Jonesboro, Arkansas and Holly Springs, Mississippi Industrial Redevelopment Bonds and the restructure and payoff of its prior revolving and term loan credit facilities under a new revolving credit facility obtained in February, 1996.

         On September 24, 1996, the Company amended its revolving credit facility. Under terms of the amendment, the provision requiring security collateral was eliminated and the credit line was reduced to $10 million commensurate with the Company's borrowing needs. In addition, the financial covenant requiring a minimum consolidated liabilities to tangible new worth ratio of 1.50 to 1.0 was reduced to 1.25 to 1.0. Surplus borrowing availability under the Company's $10 million domestic revolving credit facility at the end of September, 1996 was approximately $5.5 million.

         The Company's operations continue to generate cash flow levels required to maintain planned operating levels, to provide for capital replacement, and to service and liquidate long-term debt. Additionally, the Company has access to lines of credit sufficient for its current operations.

                          PART II. - OTHER INFORMATION


Item 6.a.         Exhibits

The following are being filed with this Quarterly Report on Form 10-Q.

- Exhibit 11               Earnings per share calculation. (unaudited)

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



                                                         FARR COMPANY
                                                 -----------------------------
                                                         (Registrant)


November 12, 1996                                /s/  Kenneth W. Gerstner
                                                 ----------------------------
                                                      Kenneth W. Gerstner
                                                      Senior Vice President
                                                      Chief Financial Officer

                                   Exhibit 11

                          FARR COMPANY AND SUBSIDIARIES
                         EARNINGS PER SHARE CALCULATIONS
                                   (Unaudited)

                                                  Three Months Ended                        Nine Months Ended
                                         September 28, 1996  September 30, 1995   September 28, 1996  September 30, 1995
                                         ------------------  ------------------   ------------------  ------------------
EARNINGS:
---------

Net Income ................................  $1,595,000          $  726,000          $4,272,000           $2,034,000
                                             ==========          ==========          ==========           ==========

Shares
  Weighted average number of
    common shares outstanding .............   3,627,840           3,685,914            3,627,840           3,685,914
                                             ==========          ==========           ==========          ==========

Net Income Per Common Share ...............  $     0.44          $     0.20           $    $1.18          $     0.55
                                             ==========          ==========           ==========          ==========





EARNINGS ASSUMING FULL DILUTION:
--------------------------------

Net Income ................................  $1,595,000          $  726,000           $4,272,000          $2,034,000
                                             ==========          ==========           ==========          ==========

Shares
  Weighted average number of
    common shares outstanding .............   3,627,840           3,685,914            3,627,840           3,685,914

  Assuming exercise of options reduced
    by the number of shares which could
    have been purchased with the proceeds
    from exercise of such options .........      64,046               8,448               64,046               8,448
                                             ----------          ----------           ----------          ----------

        Total shares ......................   3,691,886           3,694,362            3,691,886           3,694,362
                                             ==========          ==========           ==========          ==========

Net Income Per Common Share
  Assuming Full Dilution ..................  $     0.43          $     0.20           $     1.16          $     0.55
                                             ==========          ==========           ==========          ==========
