Form 10-K
period 1996-12-28
FARR CO
filed 1997-03-27
CIK 34629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K
(Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


            For the fiscal year ended     December 28, 1996
                                       -----------------------

                                       OR

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from _______________ to ______________

                  Commission file number    0-4723

                                  FARR COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                95-1288401
----------------------------------   -------------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)

    2221 Park Place, El Segundo, CA                       90245
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (310) 536-6300. Securities registered pursuant to Section 12 (g) of the Act:

        Title of Class                   Name of Exchange on Which Registered
----------------------------------   -------------------------------------------
  Common Stock, $.10 Par Value                        NASDAQ
--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes __x__     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                           __x__

The aggregate market value of voting common stock held by non-affiliates of Registrant on March 7, 1997, based on the closing sale price on such date, was $67,924,258.

The number of shares of common stock outstanding on March 7, 1997 was 3,814,311.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART I AND II:

The Annual Report to Stockholders for the fiscal year ended December 28, 1996.

PART I AND III:

The Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 1997.

                                     PART I
     Item 1.  Business
     -----------------

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

     Many products manufactured by the Company are enclosed in hardware ranging from simple frames to large component modules weighing in excess of twenty tons. The percentage of the Company's total sales involving the fabrication of large enclosures used in special filtration was 7 percent, 4 percent and 6 percent in 1996, 1995 and 1994, respectively. These products are sold primarily for use with gas turbine installations in applications in the electrical generating, oil and gas industries.

     The Company also maintains and services air filtration systems and accessory equipment in buildings and industrial plants in Southern
     California, Detroit, Michigan and Phoenix, Arizona. Services include replacing disposable filters.

     The Company was organized in California in 1938 and reincorporated in Delaware in 1987.

     Materials
     ---------

     The principal materials used in manufacturing the Company's products are ferrous and non-ferrous materials, plastisols, urethanes, adhesives and certain finished and semi-finished filter materials, including screen, activated carbon, cotton fibers, paper and fiberglass. The Company does not depend on any single materials supplier for a significant portion of its raw materials.

     Product Engineering and Development
     -----------------------------------

     At December 28, 1996, the Company employed approximately 44 engineers, draftsmen and technicians in the United States, Canada and England to improve and develop existing products, to design, develop and test new products and to improve production equipment and techniques. The Company spent approximately $2,217,000, $2,251,000 and $2,221,000 for product engineering and development in 1996, 1995, and 1994, respectively.

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

     During 1996, no customer accounted for more than 10 percent of net sales.

     Backlog
     -------

     The Company's backlog at December 28, 1996 was $13,899,000 as compared to $16,017,000 at December 30, 1995.

     Historically, backlog has not been a significant measure of the Company's future business activities since the majority of orders are shipped within forty-five to sixty days of receipt. During 1996, approximately 7 percent of the Company's business was derived from products with lead times longer than 60 days.

     These products are primarily heavy fabrication products such as gas turbine equipment. The backlog of orders relating to heavy fabrication products was approximately $3,679,000 and $4,611,000 at December 28, 1996 and December 30, 1995, respectively. All of the December 28, 1996 backlog is scheduled for delivery during 1997.

     International Operations
     ------------------------

     The Company engages in operations in foreign countries as described above. For information regarding the geographic distribution, revenue, operating profit (loss) and identifiable assets of the Company's domestic and international operations, see Note 13 of Notes to Consolidated Financial Statements, included in the Company's Annual Report to Stockholders, which is incorporated herein by reference.

     The Company's international operations are subject to the additional risks inherent in doing business in countries whose governments have policies different than those of the United States. To date the Company has experienced no material problems in foreign countries arising from political instability or currency restrictions or fluctuations.

     Competition
     -----------

     The fields in which the Company operates are highly competitive with numerous other companies manufacturing and selling competing products. While information with respect to the industry ranking of the Company among manufacturers of similar products is not available, the Company believes that its principal competitors in most of its major product areas are Flanders Corporation, American Air Filter Company, Inc., a wholly owned subsidiary of Snyder General Corporation, Donaldson Company, Inc. and Clarcor, Inc. A number of the Company's competitors have greater financial and marketing resources than the Company. The Company believes the principal competitive factors in the sale of its products are technical competence, quality and the ability to respond to the individual requirements of its customers.

     Employees
     ---------

     At March 7, 1997, the Company had approximately 1,307 employees as compared to approximately 1,299 on March 8, 1996.

     The Company's five drivers and warehouse operators at its El Segundo service office are covered by a collective bargaining agreement with the Teamsters Union that expires on February 6, 2000. Thirty-one employees at the Company's Delano plant are covered by a collective bargaining agreement with the Sheet Metal Workers International Association that expires June 30, 1998. At February 28, 1997, 133 employees at the Company's Montreal, Canada plant were covered by a three year collective bargaining agreement expiring August 31, 1997, and 52 employees at the Company's Birmingham, England plant were covered by a collective bargaining agreement that expired on December 31, 1996 and is currently in negotiation.

Executive Officers of the Registrant
------------------------------------

================================================================================
                                            Position Held and
                                        Business Experience During
Name                 Age                     Past Five Years


Richard L. Farr      53   Vice President of the Company (since April 1996),
                          Senior Vice President of the Company (from January
                          1995 to April 1996), Vice President of the Company
                          (from November 1987 to January 1995), Director of the
                          Company (from November 1988 to April 1996), first cousin of David J. Farr, a Director of the Company.


Kenneth W. Gerstner  53   Senior Vice President, Secretary and Chief Financial
                          Officer of the Company (since January 1995), Vice
                          President, Secretary and Chief Financial Officer of the Company (from June 1993 to January 1995),
                          Controller, Archive Technology, Inc. (from June 1990 to May 1993), Assistant Corporate Controller, Archive
                          Corporation (from March 1989 to June 1990).


John C. Johnston     53   Director of the Company (since September 1996),
                          President and Chief Operating Officer (since February
                          1996), Senior Vice President of the Company (from
                          January 1995 to February 1996); President of Easton
                          Aluminum, Inc. (from January 1986 to December 1994).


H. Jack Meany        74   Chairman and Chief Executive Officer of the Company
                          (since February 1996), Chairman, President, and Chief
                          Executive Officer (from April 1994 to February, 1996)
                          Director of the Company (from June 1976 to March
                          1994); Chairman of the Board and Chief Executive
                          Officer (from October 1975 to March 1988) of NI
                          Industries, Inc., a manufacturer of building, industrial, and defense products; Director, APS Corp.
                          and BWP International, Inc.


Myron G. Rasmussen   59   Vice President of the Company (since March 1990),
                          Director of Engineering of the Company (from August
                          1977 to May 1990).


================================================================================

     Item 2.  Properties
     -------------------

     The location and general description of the Company's principal properties at March 7, 1997 are set forth in the following tables. All such properties are owned by the Company except as noted:

                                     Floor Area
       Location                     (Square Feet)        Principal Uses

       Jonesboro, AR                   220,000           Manufacturing
       El Segundo, CA                   50,000           Corporate Offices
       El Segundo, CA                   40,000           Warehouse
       Delano, CA                       39,000           Manufacturing
       Corcoran, CA                     80,000           Manufacturing
       Eatonton, GA (leased)            76,000           Closed
       Crystal Lake, IL                120,000           Manufacturing
       Holly Springs, MS               208,000           Manufacturing
       Conover, NC                     107,000           Manufacturing
       Pryor, OK (leased)               80,000           Closed
       Montreal, Canada                146,000           Manufacturing
       Birmingham, England              82,000           Manufacturing

     The Company leases sales office and warehouse space in or near San Diego, California; Phoenix, Arizona; Detroit, Michigan; Toronto, Ontario, Canada; British Columbia, Canada; Manitoba, Canada; Quebec, Canada; and Singapore.

     The Company believes that its facilities and manufacturing equipment are well maintained and adequate for current operations. During 1996, the Company believes that utilization of its various production facilities ranged from 50 to 90 percent, depending upon product mix.

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

     Incorporation by Reference
     --------------------------

     The following portion of the Company's Annual Report to Stockholders for the year ended December 28, 1996 ("Annual Report") is hereby incorporated by reference.

       Form 10-K Item No.              Document             Portion of Document
       ----------------------          -------------        -------------------

       Part I -- Item 1 and 2          Annual Report        Pages 8 through 20

                                     PART II

     Item 5.  Market for  Registrant's  Common  Equity and  Related  Stockholder
     ---------------------------------------------------------------------------
     Matters
     -------

     The Company's Common Stock trades on the Nasdaq National Market under the symbol FARC. At March 7, 1997, there were approximately 494 stockholders of record of the Company's Common Stock.

     Dividends
     ---------

     The Company did not pay any dividends on its Common Stock over the last two years.

     On February 18, 1997, The Company's Board of Directors declared a dividend to be paid in the form of a 3 for 2 stock split, payable on March 28, 1997, to stockholders of record on March 7, 1997.

     This Item 5 should be read in conjunction with information appearing under the captions "Consolidated Statements of Stockholders' Investment", "Selected Financial Data" and "Summary of Stock Quotations" on pages 9, 21 and 25, respectively, of the Annual Report.

     Item 6. Selected Financial Data
     -------------------------------

     The five year summary under "Selected Financial Data" included on page 21 of the Annual Report is incorporated herein by this reference. The five-year summary should be read in conjunction with the Company's consolidated financial statements and accompanying notes included under
     Item 8, Consolidated Financial Statements and Supplementary Data.

     Item 7.  Management's  Discussion  and Analysis of Financial  Condition and
     ---------------------------------------------------------------------------
     Results of Operations
     ---------------------

     "Management's Discussion and Analysis" on pages 22 through 24 of the Annual Report is incorporated herein by this reference.

     Item 8. Consolidated Financial Statements and Supplementary Data
     ----------------------------------------------------------------

     Pages 8 through 20 of the Annual Report, which include the consolidated financial statements, and the Report of Independent Public Accountants as listed in Item 14 (a) (1), are incorporated herein by this reference.

     Item 9. Changes in and  Disagreements  with  Accountants  on Accounting and
     ---------------------------------------------------------------------------
     Financial Disclosure
     --------------------

     Not applicable.

                                    PART III


     Compliance with Section 16(a) of the Exchange Act
     -------------------------------------------------

     Information appearing under the caption "Compliance With Section 16(a) of the Exchange Act" in the Company's 1996 Proxy Statement is incorporated herein by this reference.

     Item 10. Directors and Executive Officers of the Registrant
     -----------------------------------------------------------

     Information appearing under the caption "Election of Directors" in the Company's 1996 Proxy Statement is incorporated herein by this reference.

     Item 11. Executive Compensation
     -------------------------------

     Information appearing under the caption "Executive Compensation" in the Company's 1996 Proxy Statement is incorporated herein by this reference. Information appearing under the captions "Compensation Committee Report" and "Performance Graph" in the Company's 1996 Proxy Statement is not incorporated herein by this reference.

     Item 12. Security Ownership of Certain Beneficial Owners and Management
     -----------------------------------------------------------------------

     Information appearing under the caption "Ownership of the Company's Securities" in the Company's 1996 Proxy Statement is incorporated herein by this reference.

     Item 13. Certain Relationships and Related Transactions
     -------------------------------------------------------

     Note 1 to the consolidated financial statements, included on page 11 of the Annual Report, and the caption "Independent Public Accountants" in the Company's 1996 Proxy Statement contain information about certain relationships and are incorporated herein by this reference.

                                     PART IV


     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     ------------------------------------------------------------------------

     (a) Financial Statements, Schedules and Exhibits:

         (1) Index to Financial Statements and Supplementary Data.

             The financial statements listed below are set forth in the Annual Report for the fiscal year ended December 28, 1996 and are incorporated herein by this reference.

                                                                  Annual Report
                                                                    Page No.
                                                                  -------------

             Consolidated Balance Sheets at December 28, 1996 and
             December 30, 1995.                                         8

             Consolidated Operations Statements and Consolidated
             Statements of Stockholders' Investment for the three
             years ended December 28, 1996, December 30, 1995
             and December 31, 1994.                                      9

             Consolidated Statements of Cash Flows for the three
             years ended December 28, 1996, December 30, 1995
             and December 31, 1994.                                     10

             Notes to the Consolidated Financial Statements          11-19

             Report of Independent Public Accountants                   20

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

                                  FARR COMPANY

     Dated:  March 20, 1997            By:  /s/  H. Jack Meany
             --------------                ------------------------------
                                           H. Jack Meany
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Dated:  March 20, 1997            By: /s/  H. Jack Meany
             --------------                ------------------------------
                                           H. Jack Meany
                                           Chairman and Chief Executive Officer

     Dated:  March 20, 1997            By: /s/  Robert G. Batinovich
             --------------                ------------------------------
                                           Robert G. Batinovich
                                           Director

     Dated:  March 20, 1997            By: /s/  Richard P. Bermingham
             --------------                ------------------------------
                                           Richard P. Bermingham
                                           Director

     Dated:  March 20, 1997            By: /s/  Denis R. Brown, Jr.
             --------------                ------------------------------
                                           Denis R. Brown, Jr.
                                           Director

     Dated:  March 20, 1997            By: /s/  David J. Farr
             --------------                ------------------------------
                                           David J. Farr
                                           Director

     Dated:  March 20, 1997            By: /s/  John C. Johnston
             --------------                ------------------------------
                                           John C. Johnston
                                           Director

     Dated:  March 20, 1997            By: /s/  John J. Kimes
             --------------                ------------------------------
                                           John J. Kimes
                                           Director

     Dated:  March 20, 1997            By: /s/  John A. Sullivan
             --------------                ------------------------------
                                           John A. Sullivan
                                           Director

     Dated:  March 20, 1997            By: /s/  Kenneth W. Gerstner
             --------------                ------------------------------
                                           Kenneth W. Gerstner
                                           Sr. Vice President, Secretary
                                           and Chief Financial Officer

                          FARR COMPANY AND SUBSIDIARIES

                                List of Exhibits


          Item       Description

            3.1 Certificate of Incorporation of Registrant as currently in effect. Filed as Exhibit 3.1 on Form 10-K dated December 30, 1995 and incorporated herein by this reference.

            3.2 Amended By-Laws of Registrant as currently in effect. Filed as Exhibit 3.2 on Form 10-K dated December 30, 1995 and incorporated herein by this reference.

           4.31 Rights Agreement, dated as of April 3, 1989, between Farr Company and Chase Mellon Shareholder Services (formerly Bank of America NT & SA). Filed as Exhibit 1 on Form 8K dated April 18, 1989 and incorporated herein by this reference.

           4.64 Credit Agreement dated February 15, 1996 between Farr Company, as borrower, and Bank of America National Trust and Savings Association, as lender. Filed as Exhibit 4.64 to Annual Report on Form 10-K for the year ended December 30, 1995 and incorporated herein by this reference.

           4.65 Amendment, dated September 24, 1996 between Farr Company, as borrower, and Bank of America National Trust and Savings Association, as lender.


                     Registrant agrees that it will furnish to the Commission upon request copies of any other instruments with respect to the long-term debt of Registrant and its subsidiaries; under none of such other instruments does the total amount of securities authorized exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis.

        * 10.1 Non-Qualified Deferred Compensation Plan, dated July 31, 1987. Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended January 2,1988 and incorporated herein by this reference.

        * 10.3 Deferred Compensation Plan for Directors dated November 5, 1980. Filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended January 3, 1981 and incorporated herein by this reference.

        * 10.4       Farr Company Management Incentive Bonus Plan. Filed as
                     Exhibit 10.6 to Annual Report on Form 10-K for the year ended January 3, 1981 and incorporated herein by this reference.

        * 10.5 Deferred Compensation Plan for Officers dated April 30, 1981. Filed as Exhibit 10.7 to Annual Report on Form 10-K for the year ended January 2, 1982 and incorporated herein by this reference.

        * 10.6       Amendments to Stock Option Plan for Key Employees. Filed as
                     Exhibit 10.8 to Annual Report on Form 10-K for the year ended January 2, 1982 and incorporated herein by this reference.

        * 10.7 1983 Stock Option Plan for Key Employees as amended. Filed as Exhibit A to registrant's definitive proxy statement for the annual meeting of stockholders held on May 4, 1988 and incorporated herein by this reference.

        * 10.12 Farr Company Supplemental Executive Benefits Plan dated July 24, 1990. Filed as Exhibit 10.12 on Form 10-K for the year ended December 29, 1990 and incorporated herein by this reference.

        * 10.14      Non-Employee Directors Stock Option Plan, filed as
                     Exhibit 10.14 on Form 10-K for the year ended December 29, 1990 and incorporated herein by this reference.

        * 10.21 The 1993 Stock Option Plan for Key Employees of Farr Company. Filed as Exhibit 10.21 on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference.

        * 10.22 First Amendment to the 1993 Stock Option Plan by key employees of Farr Company dated September 20, 1994. Filed as Exhibit 10.22 on Form 10-Q for the quarter ended October 1, 1994 and incorporated herein by this reference.

        * 10.23 Amendment to the Company's 1991 Stock Option Plan for Non-Employee Directors dated September 20, 1994, filed as
                     Exhibit 10.23 on Form 10-Q for the quarter ended October 1, 1994 and incorporated herein by this reference.

        * 10.33 Second Amendment to the 1991 Stock Option Plan for Non-Employee Directors dated September 12, 1995. Filed as
                     Exhibit 10.33 on Form 10-K dated December 30, 1995 and incorporated herein by this reference.

        * 10.34      Employee contract agreement between John Johnston and
                     Farr Company dated Novembers 28, 1994.  Filed as Exhibit
                     10.34 on Form 10-K dated December 30, 1995 and incorporated herein by this reference.

        * 10.35 The Farr Company 401(k)/Retirement Plan dated December 15, 1995. Filed as Exhibit 10.35 on Form 10-K dated December 30, 1995 and incorporated herein by this reference.

        * 10.36 The Farr Company Supplemental Executive Savings Plan Adoption Agreement, dated November 21, 1995. Filed as
                     Exhibit 10.36 on Form 10-K dated December 30, 1995 and incorporated herein by this reference.

        * 10.37 The Corporate Plan for Retirement Select Plan, Fidelity Basic Plan Document dated April 11, 1994 (SESP). Filed as
                     Exhibit 10.37 on Form 10-K dated December 30, 1995 and incorporated herein by this reference.

          10.38 Trust Agreement for Farr Company 401K/Retirement Plan, dated December 15, 1995. Filed as Exhibit 10.38 on Form 10-K dated December 30, 1995 and incorporated herein by this reference.

          10.39 Trust Agreement for Farr Company Supplemental Executive Savings Plan between Farr Company as sponsor and Fidelity Management Trust Company as trustee dated November 21, 1995. Filed as Exhibit 10.39 on Form 10-K dated
                     December 30, 1995 and incorporated herein by this reference.

        * 10.40 Approved salary arrangement for Farr Company's Chairman and Chief Executive Officer compensation. Filed as Exhibit
                     10.40 on Form 10-Q dated June 29, 1996 and incorporated herein by this reference.

          11 Computation of earnings per common share and common share equivalents.

          13 Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 1, 2, 5, 6, 7 and 8 of this Form 10-K, the 1996 Annual Report to Stockholders is not deemed to be filed as a part of this report.

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