Form 10-Q
period 1997-03-29
FARR CO
filed 1997-05-06
CIK 34629

++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++
++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarterly Period ended March 29, 1997

             OR

  (   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

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

Number of shares of common stock outstanding as of close of the period covered by this report: 5,721,464.
++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++
++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++

                         PART I - FINANCIAL INFORMATION

                          FARR COMPANY AND SUBSIDIARIES

                                    INDEX TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 1997

Part I - Financial Information

INTRODUCTION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets - March 29, 1997 and December 28, 1996

         Income Statements for the three months ended March 29, 1997 and March 30, 1996

         Statements of Cash Flows for the three months ended March 29, 1997 and March 30, 1996

         Notes to Condensed Consolidated Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS


Part II - Other Information

EXHIBITS

                          FARR COMPANY AND SUBSIDIARIES

                                 INTRODUCTION TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 1997


         The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 29, 1997 and the results of operations for the three months ended March 29, 1997 and March 30, 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                          FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     Assets
                                                                 (Unaudited)        (Audited)
                                                                Mar. 29, 1997     Dec. 28,1996
                                                                -------------     ------------
Current Assets:
   Cash and cash equivalents.................................   $  2,899,000      $  1,997,000
   Accounts receivable, less allowance of $309,000 in
       1997 and $297,000 in 1996.............................     20,886,000        20,551,000
   Inventories
        Raw materials........................................      5,177,000         5,380,000
        Work in process......................................      4,296,000         3,979,000
        Finished goods.......................................      3,282,000         3,175,000
                                                                 -----------       -----------
                                                                  12,755,000        12,534,000
   Prepaid expenses..........................................        836,000           790,000
   Deferred tax benefit......................................      1,807,000         1,807,000
                                                                 -----------       -----------
         Total current assets................................     39,183,000        37,679,000
                                                                 -----------       -----------
Property, Plant and Equipment at cost
   Land......................................................      2,100,000         2,107,000
   Buildings and improvements................................     15,197,000        15,247,000
   Machinery and equipment...................................     34,641,000        34,907,000
                                                                 -----------       -----------
                                                                  51,938,000        52,261,000
   Less-accumulated depreciation and amortization............     36,513,000        36,650,000
                                                                 -----------       -----------
                                                                  15,425,000        15,611,000
Other........................................................        721,000           397,000
                                                                 -----------       -----------
                                                                $ 55,329,000      $ 53,687,000
                                                                ============      ============

The accompanying notes are an integral part of these balance sheets.

                          FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     Liabilities & Stockholders' Investment
                                                                 (Unaudited)        (Audited)
                                                                Mar. 29, 1997     Dec. 28,1996
                                                                -------------     ------------
Current Liabilities:
   Notes/overdraft payable to banks..........................   $    739,000       $   874,000
   Current portion of long-term debt.........................             --            23,000
   Accounts payable..........................................      8,589,000         8,665,000
   Accrued liabilities.......................................      7,942,000         7,566,000
   Income taxes payable and deferred taxes...................      1,525,000           745,000
                                                                 -----------       -----------
      Total current liabilities..............................     18,795,000        17,873,000
                                                                 -----------       -----------
Long-Term Debt, Net of Current Portion.......................      1,000,000         2,068,000
Deferred Income Taxes........................................      2,350,000         2,350,000
Other Non-current Liabilities................................        468,000           186,000
Commitments and Contingencies................................             --                --
Stockholders' Investment:
   Common stock, $.10 par value--Authorized 10,000,000 shares
   Outstanding--5,721,464 shares at March 29, 1997 and
       5,707,404 shares at December 28, 1996.................        555,000           544,000
   Additional paid-in capital................................     11,670,000        11,603,000
   Cumulative translation adjustments........................     (1,478,000)       (1,206,000)
   Retained earnings:
      Balance beginning of year..............................     20,269,000        14,379,000
      Net income for the period..............................      1,700,000         5,890,000
                                                                 -----------       -----------
      Balance at end of period...............................     21,969,000        20,269,000
                                                                 -----------       -----------
         Total stockholders' investment......................     32,716,000        31,210,000
                                                                 -----------       -----------
                                                                $ 55,329,000      $ 53,687,000
                                                                ============      ============

The accompanying notes are an integral part of these balance sheets.

================================================================================
                          FARR COMPANY AND SUBSIDIARIES
================================================================================
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                       Three Months Ended
                                                March 29, 1997   March 30, 1996
                                                --------------   --------------

Net Sales......................................  $ 30,341,000     $ 31,079,000
Cost of Sales..................................    22,450,000       23,925,000
                                                  -----------      -----------
Gross Margin...................................     7,891,000        7,154,000

  Selling, general and administrative expense..     5,118,000        4,916,000
  Interest expense.............................        75,000          247,000
                                                 ------------      -----------
Total Expenses.................................     5,193,000        5,163,000
                                                 ------------      -----------

Income Before Income Taxes.....................     2,698,000        1,991,000

Income Taxes...................................       998,000          813,000
                                                 ------------      -----------

Net Income.....................................  $  1,700,000     $  1,178,000
                                                 ============     ============





Earnings per Common Share * ...................  $       0.30      $      0.21
                                                 ============      ===========





* Based upon 5,619,750 and 5,476,564 average shares outstanding at March 29, 1997 and March 30, 1996, respectively.


The accompanying notes are an integral part of these statements.


                                              FARR COMPANY AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

Cash Provided by ( Used in ) :                                         Three Months Ended
                                                                Mar. 29, 1997    Mar. 30, 1996
                                                                -------------    -------------
Operating Activities:
Net Income.....................................................  $ 1,700,000      $ 1,178,000
  Adjustments to reconcile net income to net cash
       provided by operating activities:
   Depreciation and amortization...............................      579,000          638,000
   Provision for loss on accounts receivable...................       41,000           37,000
   Benefit retirement trust....................................      282,000               --
   Change in deferred income taxes.............................           --          331,000
   Net loss on sale/retirement of P,P & E......................        4,000               --
   Decrease (increase) in inventories..........................     (338,000)       1,159,000
   Increase in receivables and prepaid expenses................     (539,000)        (772,000)
   Increase (decrease) in accounts payable & accrued expenses..      277,000         (953,000)
   Net change in current income taxes payable..................      803,000          292,000
   Exchange gain (loss)........................................      (29,000)           1,000
                                                                 -----------      -----------
    Net cash provided by operating activities..................    2,780,000        1,911,000
                                                                 -----------      -----------

Investing Activities:
Purchases of property, plant and equipment.....................     (473,000)        (143,000)
Purchase of investments, benefits trust........................     (282,000)              --
                                                                 -----------      -----------
    Net cash used in investing activities......................     (755,000)        (143,000)
                                                                 -----------      -----------

Financing Activities:
Proceeds from revolving line of credit,
 and long-term borrowings......................................           --        8,200,000
Principal payments on revolving line of credit
 and long-term debt and overdrafts.............................   (1,168,000)      (9,900,000)
Principal payments received on notes...........................        2,000            1,000
Proceeds from sale of stock, stock option plans................       78,000           13,000
                                                                 -----------      -----------
   Net cash used in financing activities.......................   (1,088,000)      (1,686,000)
                                                                 -----------      -----------
Effect of Exchange Rate Changes on Cash........................      (35,000)          (1,000)
                                                                 -----------      -----------
Increase in Cash and Cash Equivalents..........................      902,000           81,000
Cash and Cash Equivalents at Beginning of Period...............    1,997,000          812,000
                                                                 -----------      -----------
Cash and Cash Equivalents at End of Period.....................  $ 2,899,000      $   893,000
                                                                 ===========      ===========

The accompanying notes are an integral part of these statements.

                          FARR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 1997

                                   (UNAUDITED)


1. There have been no significant changes in the Company's policies, practices or position from that described in the notes to the Consolidated Financial Statements included in the 1996 Annual Report to Stockholders which was incorporated by reference in the Annual Report on Form 10-K for the year ended December 28, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES


Financial Condition
-------------------

As of March 29, 1997, working capital was $20,388,000 compared to $19,806,000 at the end of 1996, representing a $582,000 increase in total working capital for the first three months of 1997. The primary components of the change in working capital during the first quarter were increases in cash ($902,000), accounts receivable ($335,000) and inventories ($221,000) partially offset by an increase in accounts payable, taxes and accrued liabilities ($1,080,000).

The increase in accounts payable and accrued liabilities primarily reflects an increase in income taxes payable during the quarter.

Total long-term debt was decreased $1,091,000, or 53 percent during the first quarter. Borrowing availability under the Company's domestic revolving credit facility at the end of the first quarter was $9,000,000.

Capital expenditures of $473,000 during the first quarter increased over the same period last year by $330,000. Capital expenditures are anticipated to increase over 1996 levels in order to meet increased plant capacity needs, upgrade machinery and equipment and to refurbish the Company's corporate headquarters.

Current debt maturities and operating capital requirements of the Company are anticipated to be provided through cash flows generated from operating activities and borrowing availability under the Company's domestic revolving credit facility.


Cash Flow
---------

Cash flow from operating activities during the first quarter totaled $2,780,000 compared to $1,911,000 for the same period a year ago. The increase in cash flow from operating activities was related to increased income and a decrease in working capital requirements net of changes in cash compared to the same period a year ago.

RESULTS OF OPERATIONS

1997 first quarter sales of $30,341,000 were down $738,000 or 2 percent from 1996 first quarter sales of $31,079,000. The decline in sales volume was related to lower sales of gas turbine filter house products that were near record levels in the first quarter of 1996.

Foreign subsidiary sales were up 19 percent during the first quarter due to railroad and heating, ventilating and air conditioning product sales.

Record first quarter net income totaled $1,700,000, up $522,000 or 44 percent from $1,178,000 in the first quarter last year. Improved gross margins, operating efficiencies and lower interest expense were the primary factors driving the improved net income results. Foreign consolidated subsidiaries net income totaled approximately 21 percent of the consolidated net income, up from 18 percent during last year's first quarter.

Gross  margin as a percent of sales  during the first  quarter  increased  to 26 percent, up 3 percent from 23 percent in the first quarter last year. The increase in gross margin percentage was related to improved operating efficiencies and a better sales mix of products with higher margins. In the first quarter of 1996, gross margins were unfavorably impacted by poor manufacturing efficiencies related to gas turbine filter house products.

Selling, general and administrative expenses as a percentage of sales during the first quarter of 1997 and 1996 were 17 and 16 percent, respectively. First quarter spending totaled $5,118,000 compared to $4,916,000 for the same period last year, reflecting modest increases in marketing and selling expenses.

Interest expense declined to $75,000 during the first quarter compared to $247,000 last year. The continued decrease in interest expense is related to the decrease in the Company's long-term debt.

The effective tax rate during the first quarter dropped to 37 percent from 40.8 percent last year due to the utilization of foreign tax credits.

On March 3, 1997, the FASB released Statement of Financial Accounting Standards No. 128, "Earnings per Share", (SFAS 128), and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure", (SFAS
129). The new statements are effective for fiscal years ending after December 15, 1997. When adopted, SFAS 128 will require restatement of the Company's 1996 and prior years' earnings per share information. Under the provisions of SFAS 128, the Company's basic earnings per share for 1996 and 1995 would be $1.08 and $.57, respectively. SFAS 129 requires additional disclosures regarding the Company's capital structure. Adoption of these standards will not have a material effect on the Company's financial position or results of operations.

                          FARR COMPANY AND SUBSIDIARIES

                                List of Exhibits


Item 6.a.                  Exhibits

The following are being filed with this Quarterly Report on Form 10-Q.

 - Exhibit 11              Earnings per share calculation. (unaudited).

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




                                                  FARR COMPANY
                                       ---------------------------------
                                                  (Registrant)


May 6, 1997                            /s/  Kenneth W. Gerstner
                                       ---------------------------------
                                            Kenneth W. Gerstner
                                            Senior Vice President
                                            Chief Financial Officer