Form 10-Q
period 1997-06-28
FARR CO
filed 1997-08-06
CIK 34629

................................................................................
 ................................................................................
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

   ( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                  SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 28, 1997

                  OR

   (   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________


                  Commission file number    0-4723

                                      FARR COMPANY
             (Exact name of registrant as specified in its charter)

            Delaware                               95-1288401
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

   2221 Park Place, El Segundo, CA                     90245
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code       (310)  536-6300

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

Number of shares of registrants common stock outstanding as of close of the period covered by this report: 5,724,580.
 ................................................................................
 ................................................................................

                         PART I - FINANCIAL INFORMATION

                         FARR COMPANY AND SUBSIDIARIES

                                    INDEX TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 1997


Part I - Financial Information

Introduction

Condensed Consolidated Financial Statements

         Balance Sheets - June 28, 1997 and December 28, 1996

         Income Statements for the three months ended June 28, 1997 and June 29, 1996 and for the six months ended June 28, 1997 and June 29, 1996

         Statements of Cash Flows for the six months ended June 28, 1997 and June 28, 1996

         Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis



Part II - Other Information

Item 4.a.         Submission of Matters to a Vote of Security Holders

Item 6.a.         Exhibits

                          FARR COMPANY AND SUBSIDIARIES

                                 INTRODUCTION TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 1997


         The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 28, 1997 and the results of operations for the three and six months ended June 28, 1997 and June 29, 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                          FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     Assets
                                                               (Unaudited)        (Audited)
                                                              June 28, 1997     Dec. 28, 1996
                                                              -------------     -------------
Current Assets:
  Cash and cash equivalents .................................. $ 1,613,000       $ 1,997,000
  Accounts receivable, less allowance of $336,000 in 1997
    and $297,000 in 1996 .....................................  21,037,000        20,551,000
  Inventories
  Raw materials ..............................................   5,284,000         5,380,000
  Work in process ............................................   4,486,000         3,979,000
  Finished goods .............................................   3,238,000         3,175,000
                                                               -----------       -----------
                                                                13,008,000        12,534,000
  Prepaid expenses ...........................................     989,000           790,000
  Deferred tax benefit .......................................   1,807,000         1,807,000
                                                               -----------       -----------
    Total current assets .....................................  38,454,000        37,679,000
                                                               -----------       -----------
Property, Plant and Equipment, at Cost
  Land .......................................................   2,103,000         2,107,000
  Buildings and improvements .................................  15,377,000        15,247,000
  Machinery and equipment ....................................  34,870,000        34,907,000
                                                               -----------       -----------
                                                                52,350,000        52,261,000
   Less-accumulated depreciation and amortization ............  37,013,000        36,650,000
                                                               -----------       -----------
                                                                15,337,000        15,611,000
Other ........................................................     852,000           397,000
                                                               -----------       -----------
                                                               $54,643,000       $53,687,000
                                                               ===========       ===========

                          FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     Liabilities & Stockholders' Investment
                                                               (Unaudited)        (Audited)
                                                              June 28, 1997     Dec. 28, 1996
                                                              -------------     -------------
Current Liabilities:
  Notes/overdraft payable to banks ........................... $   569,000       $   874,000
  Current portion of long-term debt ..........................           0            23,000
  Accounts payable ...........................................   7,463,000         8,665,000
  Accrued liabilities ........................................   8,523,000         7,566,000
  Income taxes payable and deferred taxes ....................     449,000           745,000
                                                               -----------       -----------
    Total current liabilities ................................  17,004,000        17,873,000
                                                               -----------       -----------
Long-Term Debt, Net of Current Portion .......................           0         2,068,000
Deferred Income Taxes ........................................   2,350,000         2,350,000
Other Non-current Liabilites ................................      622,000           186,000
Commitments and Contingencies
Stockholders' Investment:
  Common stock, $.10 par value--Authorized 10,000,000 shares
    Issued and outstanding--5,724,580 shares at June 28, 1997
    and 5,707,404 shares at December 28, 1996 ................     555,000           544,000
  Additional paid-in capital .................................  11,685,000        11,603,000
  Cumulative translation adjustments .........................  (1,368,000)       (1,206,000)
  Retained earnings:
    Balance beginning of year ................................  20,269,000        14,379,000
    Net income for the period ................................   3,526,000         5,890,000
                                                               -----------       -----------
    Balance at end of period .................................  23,795,000        20,269,000
                                                               -----------       -----------
      Total stockholders' investment .........................  34,667,000        31,210,000
                                                               -----------       -----------
                                                               $54,643,000       $53,687,000
                                                               ===========       ===========

The accompanying notes are an integral part of these balance sheets.

                          FARR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
                                                      Three Months Ended             Six Months Ended
                                                 June 28, 1997  June 29, 1996    June 28, 1997  June 29, 1996
                                                 -------------  -------------    -------------  -------------

Net Sales ....................................... $31,569,000    $31,356,000      $61,910,000    $62,435,000
Cost of Sales ...................................  22,993,000     23,284,000       45,443,000     47,209,000
                                                  -----------    -----------      -----------    -----------
Gross Margin ....................................   8,576,000      8,072,000       16,467,000     15,226,000

  Selling, general and administrative expense ...   5,625,000      5,443,000       10,743,000     10,359,000
  Interest expense ..............................      58,000        171,000          133,000        418,000
                                                  -----------    -----------      -----------    -----------
Total Expenses ..................................   5,683,000      5,614,000       10,876,000     10,777,000
                                                  -----------    -----------      -----------    -----------
Income Before Income Taxes ......................   2,893,000      2,458,000        5,591,000      4,449,000

Income Taxes ....................................   1,067,000        959,000        2,065,000      1,772,000
                                                  -----------    -----------      -----------    -----------

Net Income ...................................... $ 1,826,000    $ 1,499,000      $ 3,526,000    $ 2,677,000
                                                  ===========    ===========      ===========    ===========





Earnings per Common Share * ..................... $      0.32    $       0.27     $      0.62    $      0.48
                                                  ===========    ============     ===========    ===========



* Based upon 5,632,922 and 5,509,545 average shares outstanding at June 28, 1997 and June 29, 1996, respectively.

The accompanying notes are an integral part of these statements.

                         FARR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Year-to-Date
                                                              June 28, 1997     June 29, 1996
Cash Provided by (Used in):                                   -------------     -------------

Operating Activities:
  Net Income ................................................   $3,526,000        $2,677,000
    Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
      Depreciation and amortization .........................    1,175,000         1,209,000
      Provision for loss on accounts receivable .............      125,000            75,000
      Benefit retirement trust ..............................      350,000                 0
      Change in deferred income taxes .......................       10,000           377,000
      Exchange gain .........................................      (31,000)           (4,000)
      Net loss on sale/retirement of P,P & E ................       23,000                 0
      Decrease (increase) in inventories ....................     (541,000)        2,048,000
      (Increase) in receivables and prepaid expenses ........     (832,000)       (1,090,000)
      Decrease in accounts payable & accrued expenses .......     (156,000)         (573,000)
      Net change in current income taxes payable ............     (297,000)          392,000
                                                               -----------        ----------

      Net cash provided by operating activities .............    3,352,000         5,111,000
                                                               -----------        ----------

Investing Activities:

  Purchases of property, plant and equipment ................     (967,000)         (743,000)
  Investments in joint venture ..............................     (100,000)                0
  Purchase of investments, benefits trust ...................     (404,000)                0
                                                               -----------        ----------

  Net cash used in investing activities .....................   (1,471,000)         (743,000)
                                                               -----------        ----------

Financing Activities:

  Proceeds from revolving line of credit,
    and long-term borrowings ................................           0          8,200,000
  Principal payments on revolving line of credit
    and long-term debt borrowings & overdrafts ..............  (2,349,000)       (12,121,000)
  Principal payments received on notes ......................       4,000              2,000
  Proceeds from sale of stock, stock option plans ...........      93,000             49,000
                                                               ----------         ----------

  Net cash used in financing activities .....................  (2,252,000)        (3,870,000)
                                                               ----------         ----------

Effect of Exchange Rate Changes on Cash .....................     (13,000)                 0

Increase (Decrease) in Cash and Cash Equivalents ............    (384,000)           498,000
Cash and Cash Equivalents at Beginning of Period ............   1,997,000            812,000
                                                               ----------         ----------

Cash and Cash Equivalents at End of Period ..................  $1,613,000         $1,310,000
                                                               ==========         ==========


The accompanying notes are an integral part of these statements.

                          FARR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 1997

                                   (Unaudited)


1. There have been no significant changes in the Company's policies, practices or position from that described in the notes to the Consolidated Financial Statements included in the 1996 Annual Report to Stockholders which was incorporated by reference in the Annual Report on Form 10-K for the year ended December 28, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES

Financial Condition
-------------------

As of June 28, 1997, working capital was $21,450,000 compared to $19,806,000 at the end of 1996, representing a $1,644,000 increase in total working capital for the first half of 1997. The primary components of the change in working capital during the first half were increases in accounts receivable ($486,000) and inventories ($474,000), coupled with net decreases in accounts payable and accrued liabilities ($245,000) and income taxes payable ($296,000).

The increase in accounts receivable is associated with higher sales volume levels as compared to the fourth quarter growth of 1996. The increase in inventories is due to a temporary increase for safety stocking levels of several products whose production lines are being relocated between plants to improve the Company's overall capacity levels.

Total long-term debt was decreased $2,091,000 during the first half due to the Company's continuing strong cash flow being generated from operating activities. Unused borrowing availability under the Company's domestic revolving credit facility at the end of the first half of 1997 was $10,000,000.

Capital expenditures of $967,000 during the first half increased over the same period last year by $224,000. Second half capital expenditures are anticipated to increase over 1996 levels in order to meet increased foreign plant capacity needs, upgrade machinery and equipment and refurbish the Company's corporate headquarters.

Operating  capital  requirements  of the Company are  anticipated to be provided
through  cash  flows   generated   from   operating   activities  and  borrowing
availability under the Company's domestic revolving credit facility.

Cash Flow
---------

Cash flow from operating activities during the first half totaled $3,352,000 compared to $5,111,000 for the same period a year ago. The decrease in cash flow from operating activities was related to an increase in working capital requirements in 1997 as compared to a decrease in working capital requirements during the same period a year ago.

The Company anticipates that cash and cash equivalent balances will increase moderately over the remainder of 1997 as cash flow provided by operating activities will exceed the Company's investing and financing requirements.

RESULTS OF OPERATIONS

1997 second quarter sales of $31,569,000 increased slightly above 1996's second quarter sales of $31,356,000. While overall sales volume remained approximately the same, engineered systems sales declined compared to the same quarter last year and railroad and engine products sales increased.

Foreign subsidiary sales were up 8 percent during the second quarter due to railroad, engine and heating, ventilating and air conditioning product sales.

Record second quarter net income totaled $1,826,000, up $327,000 or 22 percent from $1,499,000 in the second quarter last year. Improved gross margins, operating efficiencies and lower interest expense were the primary factors driving the improved net income results. Foreign consolidated subsidiaries net income totaled approximately 22 percent of our consolidated net income, up from 18 percent during last year's second quarter.

Gross margin as a percentage  of sales  during the second  quarter  increased to
27.2 percent, up 1.5 percent from 25.7 percent in the second quarter last year. The increase in gross margin was related to improved operating efficiencies and a better sales mix of products with higher margins.

Selling, general and administrative expenses as a percentage of sales during the second quarter of 1997 and 1996 were 17.8 and 17.4 percent, respectively. Second quarter spending totaled $5,625,000 compared to $5,443,000 for the same period last year, reflecting modest increases in marketing and selling expenses.

Interest expense declined to $58,000 during the second quarter compared to $171,000 last year. The continued decrease in interest expense is related to the decrease in the Company's long-term debt.

The effective tax rate during the first half of the year dropped to 37 percent from 39 percent last year due to utilization of foreign tax credits.

On March 3, 1997 the FASB released FASB Statement No. 128, "Earnings Per Share" (SFAS 128). The new statement is effective for years ending after December 15, 1997. When adopted, SFAS 128 will require restatement of the Company's 1996 and prior years' earnings per share information. Under the existing reporting provisions, earnings per share for 1996 and 1995 were $1.06 and $.57, respectively. Under the provisions of SFAS 128, the Company's basic earnings for 1996 and 1995 would be $1.08 and $.57, respectively.

On June 30, 1997 the FASB released FASB Statement No. 130, "Reporting Comprehensive Income" (SFAS 130) and FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). The new statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting comprehensive income and SFAS 131 requires using the management approach of segmentation to disclose operating segments. Adoption of these standards will not have a material effect on the Company's financial position or results of operations.

                          PART II. - OTHER INFORMATION

Item 4.a.         Submission of Matters to a Vote of Security Holders

The following item was submitted for stockholder approval at the Annual Stockholder Meeting, April 29, 1997:

                  Election of three Directors for three year terms:

                                             Votes For           Votes Against

                  John J. Kimes              4,762,689               10,543

                  H. Jack Meany              4,762,989               10,243

                  Denis R. Brown             4,762,989               10,243



Item 6.a.         Exhibits

The following are being filed with this Quarterly Report on Form 10-Q.

- Exhibit 4.66             Amendment No. 2 dated June 2, 1997, between Farr
                           Company, as borrower, and Bank of America National
                           Trust and Savings Association, as lender.

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



                                                FARR COMPANY
                                               (Registrant)


August 6, 1997                             /s/  Kenneth W. Gerstner
                                           ----------------------------
                                                Kenneth W. Gerstner
                                                Senior Vice President
                                                Chief Financial Officer