Form 10-Q
period 1997-09-27
FARR CO
filed 1997-11-07
CIK 34629

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              --------------------

                                    FORM 10-Q
                              --------------------


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 27, 1997

                                       OR

          (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                              --------------------

                          Commission file number 0-4723

                                  FARR COMPANY
              Incorporated pursuant to the Laws of Delaware State

                              --------------------

     Internal Revenue Service -- Employer Identification Number 95-1288401

                      2221 Park Place, El Segundo, CA 90245
                                 (310) 536-6300

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No (_)

Number of shares of registrants common stock outstanding as of close of the period covered by this report: 5,749,235.

================================================================================

                         PART I - FINANCIAL INFORMATION

                          FARR COMPANY AND SUBSIDIARIES

                                    INDEX TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 27, 1997


Part I - Financial Information

Introduction

Condensed Consolidated Financial Statements

         Balance Sheets - September 27, 1997 and December 28, 1996

         Income Statements for the three months ended September 27, 1997 and September 28, 1996 and for the nine months ended September 27, 1997 and September 28, 1996

         Statements of Cash Flows for the nine months ended September 27, 1997 and September 28, 1996

         Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis



Part II - Other Information

Item 6.a.         Exhibits

                          FARR COMPANY AND SUBSIDIARIES

                                 INTRODUCTION TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 27, 1997


The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 27, 1997 and the results of operations for the three and nine months ended September 27, 1997 and September 28, 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                          FARR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 27, 1997

                                   (Unaudited)


1. There have been no significant changes in the Company's policies, practices or position from that described in the notes to the Consolidated Financial Statements included in the 1996 Annual Report to Stockholders which was incorporated by reference in the Annual Report on Form 10-K for the year ended December 28, 1996.


                          FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Assets                                                     Sep. 27, 1997    Dec. 28, 1996
                                                           -------------    -------------
                                                            (Unaudited)       (Audited)
Current Assets:
  Cash and cash equivalents ...............................   $3,876,000       $1,997,000
  Short term investments ..................................    2,001,000                0
  Accounts receivable, less allowance of $377,000
    in 1997 and $297,000 in 1996 ..........................   20,741,000       20,551,000
  Inventories
    Raw materials .........................................    4,311,000        5,380,000
    Work in process .......................................    3,621,000        3,979,000
    Finished goods ........................................    2,812,000        3,175,000
                                                             -----------      -----------
                                                              10,744,000       12,534,000
  Prepaid expenses ........................................    1,018,000          790,000
  Deferred tax benefit ....................................    1,799,000        1,807,000
                                                             -----------      -----------
      Total current assets ................................   40,179,000       37,679,000
                                                             -----------      -----------
Property, Plant and Equipment, at Cost
  Land ....................................................    2,098,000        2,107,000
  Buildings and improvements ..............................   15,674,000       15,247,000
  Machinery and equipment .................................   35,174,000       34,907,000
                                                             -----------      -----------
                                                              52,946,000       52,261,000
  Less-accumulated depreciation and amortization ..........   37,513,000       36,650,000
                                                             -----------      -----------
                                                              15,433,000       15,611,000
Other .....................................................    1,019,000          397,000
                                                             -----------      -----------
                                                             $56,631,000      $53,687,000
                                                             ===========      ===========

The accompanying notes are an integral part of these balance sheets.

                          FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Liabilities & Stockholders' Investment                     Sep. 27, 1997    Dec. 28, 1996
                                                           -------------    -------------
                                                            (Unaudited)       (Audited)
Current Liabilities:
  Notes/overdraft payable to banks .........................    $443,000         $874,000
  Current portion of long-term debt ........................           0           23,000
  Accounts payable .........................................   7,572,000        8,665,000
  Accrued liabilities ......................................   8,502,000        7,566,000
  Income taxes payable and deferred taxes ..................     598,000          745,000
                                                             -----------      -----------
      Total current liabilities ............................  17,115,000       17,873,000
                                                             -----------      -----------

Long-Term Debt, Net of Current Portion .....................           0        2,068,000
Deferred Income Taxes ......................................   2,350,000        2,350,000
Other Non-current Liabilites ...............................     696,000          186,000
Commitments and Contingencies
Stockholders' Investment:
  Common stock, $.10 par value--Authorized 10,000,000 shares
    Issued and outstanding--5,749,235 shares at
    September 27, 1997 and 5,707,404 shares at
    December 28, 1996 ......................................     558,000          544,000
  Additional paid-in capital ...............................  11,830,000       11,603,000
  Cumulative translation adjustments .......................  (1,605,000)      (1,206,000)
  Retained earnings:
    Balance beginning of year ..............................  20,269,000       14,379,000
    Net income for the period ..............................   5,418,000        5,890,000
                                                             -----------      -----------
    Balance at end of period ...............................  25,687,000       20,269,000
                                                             -----------      -----------
  Total stockholders' investment ...........................  36,470,000       31,210,000
                                                             -----------      -----------
                                                             $56,631,000      $53,687,000
                                                             ===========      ===========

The accompanying notes are an integral part of these balance sheets.

                          FARR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
                                                       Three Months Ended                   Nine Months Ended
                                                  Sep. 27, 1997   Sep. 28, 1996       Sep. 27, 1997   Sep. 28, 1996
                                                  -------------   -------------       -------------   -------------
Net Sales .......................................   $31,612,000     $29,951,000         $93,522,000     $92,386,000
Cost of Sales ...................................    23,343,000      22,418,000          68,786,000      69,627,000
                                                    -----------     -----------         -----------     -----------

Gross Margin ....................................     8,269,000       7,533,000          24,736,000      22,759,000

  Selling, general and administrative expense ...     5,212,000       4,781,000          15,955,000      15,140,000
  Interest expense ..............................        40,000         145,000             173,000         563,000
                                                    -----------     -----------         -----------     -----------

   Total Expenses ...............................     5,252,000       4,926,000          16,128,000      15,703,000
                                                    -----------     -----------         -----------     -----------

Income Before Income Taxes ......................     3,017,000       2,607,000           8,608,000       7,056,000

Income Taxes ....................................     1,125,000       1,012,000           3,190,000       2,784,000
                                                    -----------     -----------         -----------     -----------

Net Income ......................................    $1,892,000      $1,595,000          $5,418,000      $4,272,000
                                                    ===========     ===========         ===========     ===========





Earnings per Common Share * .....................         $0.34           $0.29               $0.96           $0.77
                                                    ===========     ===========         ===========      ==========


* Based upon 5,637,515 and 5,537,829 average shares outstanding at September 27, 1997 and September 28, 1996, respectively.

The accompanying notes are an integral part of these statements.

                          FARR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Cash Provided by ( Used in ) :                                Nine Months Ended
                                                       Sep. 27, 1997    Sep. 28, 1996
                                                       -------------    -------------
Operating Activities:

  Net Income ...........................................  $5,418,000       $4,272,000
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
    Depreciation and amortization ......................   1,764,000        1,784,000
    Provision for loss on accounts receivable ..........     165,000           99,000
    Benefit retirement trust ...........................     510,000           99,000
    Change in deferred income taxes ....................      18,000          319,000
    Exchange gain ......................................     (57,000)         (12,000)
    Net loss on sale/retirement of P,P & E .............      25,000           25,000
    Decrease in inventories ............................   1,635,000        2,484,000
    Increase in receivables and prepaid expenses .......    (728,000)        (976,000)
    Decrease in accounts payable & accrued expenses ....    (119,000)        (866,000)
    Net change in current income taxes payable .........    (129,000)         (86,000)
                                                          ----------       ----------

         Net cash provided by operating activities .....   8,502,000        7,142,000
                                                          ----------       ----------

Investing Activities:

  Purchases of property, plant and equipment ...........  (1,718,000)        (896,000)
  Purchases of short term investments ..................  (2,001,000)               0
  Investments in joint venture .........................    (184,000)               0
  Purchase of investments, benefits trust ..............    (490,000)        (126,000)
                                                          ----------       ----------

         Net cash used in investing activities .........  (4,393,000)      (1,022,000)
                                                          ----------       ----------

Financing Activities:

  Proceeds from revolving line of credit,
    and long-term borrowings ...........................           0        8,434,000
  Principal payments on revolving line of credit
    and long-term debt borrowings & overdrafts .........  (2,459,000)     (13,790,000)
  Principal payments received on notes .................       7,000            6,000
  Proceeds from sale of stock, stock option plans ......     240,000           98,000
                                                         -----------      -----------

         Net cash used in financing activities .........  (2,212,000)      (5,252,000)
                                                         -----------      -----------

Effect of Exchange Rate Changes on Cash ................     (18,000)           1,000

Increase in Cash and Cash Equivalents ..................   1,879,000          869,000
Cash and Cash Equivalents at Beginning of Period .......   1,997,000          812,000
                                                         -----------      -----------

Cash and Cash Equivalents at End of Period .............  $3,876,000       $1,681,000
                                                         ===========      ===========

The accompanying notes are an integral part of these statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

Financial Condition

As of September 27, 1997, working capital was $23,064,000 compared to $19,806,000 at the end of 1996, representing a $3,258,000 increase in total working capital for the first nine months of 1997. The primary components of the change in working capital during the first nine months were increases in cash and short-term investments ($3,880,000) and prepaid expenses ($228,000) coupled with decreases in notes payable to banks ($431,000) offset by net decrease of inventories ($1,790,000).

The increase in cash and short term investments was associated with strong operating results and a decrease in inventory. The decrease in inventory is due to stronger asset management policies focused at improving inventory turnover.

Total long-term debt was decreased $2,091,000 during the first nine months due to the Company's continuing strong cash flow being generated from operating activities. Unused borrowing availability under the Company's domestic revolving credit facility at the end of the first nine months of 1997 was $10,000,000.

Capital expenditures of $1,718,000 during the first nine months increased over the same period last year by $822,000. Fourth quarter capital expenditures are anticipated to increase over 1996 levels in order to upgrade machinery and equipment and refurbish the Company's corporate headquarters.

Operating capital requirements of the Company are anticipated to be provided through cash flows generated from operating activities, on-hand cash balances and borrowing availability under the Company's domestic revolving credit facility.

During the third quarter of 1997, the Company reached an agreement for the merger of privately held Metalcraft Air Filtration, Inc. of Washington, North Carolina, into Farr Company. Metalcraft Air Filtration, Inc. is a small but growing company with approximately 15 employees that manufactures high quality containment filter systems and unique bag-in/bag-out products. Metalcraft's products are used in such applications as nuclear facilities, hospitals, chemical process plants, laboratories and other industries requiring unique solutions to incorporate the utmost safety when handling waste contaminants filtered from the air in these environments.

This transaction was completed on November 3, 1997, subsequent to the current quarter.

Cash Flow

Cash flow from operating activities during the first nine months totaled $8,502,000 compared to $7,142,000 for the same period a year ago. The increase in cash flow from operating activities was related to an decrease in working capital requirements in 1997 (excluding cash and investments) and improved net income levels.

Results of Operations

1997 third quarter sales of $31,612,000 increased slightly above 1996's third quarter sales of $29,951,000. The overall sales volume increase of 5.5 percent was primarily the result of increases in sales of engineered systems, heating, ventilating and air conditioning and railroad products.

Foreign subsidiary sales for the third quarter were up 15 percent up over the same period last year due to engineered systems, railroad and heating, ventilating and air conditioning product sales.

Record third quarter net income totaled $1,892,000, up $297,000 or 19 percent from $1,595,000 in the third quarter last year. Improved gross margins, operating efficiencies and lower interest expense were the primary factors driving the improved net income results. Foreign consolidated subsidiaries net income totaled approximately 22 percent of our consolidated net income, up from 17 percent during last year's third quarter.

Gross margin as a percentage of sales during the third quarter increased to 26 percent, up one percent from 25 percent in the third quarter last year. The increase in gross margin was related to improved operating efficiencies and a better sales mix of products with higher margins.

Selling, general and administrative expenses as a percentage of sales during the third quarter of 1997 and 1996 were both 16 percent. Third quarter spending totaled $5,212,000 compared to $4,781,000 for the same period last year, reflecting modest increases in marketing and selling expenses.

Interest expense declined to $40,000 during the third quarter compared to $145,000 last year. The decrease in interest expense is related to the payoff of the Company's long-term debt during 1997.

The effective tax rate during the first nine months of the year dropped to 37 percent from 39 percent last year due to utilization of foreign tax credits.

                          PART II. - OTHER INFORMATION


Item 6.a.         Exhibits

The following are being filed with this Quarterly Report on Form 10-Q.

- Exhibit 11               Earnings per share calculation. (unaudited)

- Exhibit 27               Financial data schedule.






         ___________________

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



FARR COMPANY

By        /s/  Kenneth W. Gerstner
       -------------------------------
             Kenneth W. Gerstner
          Senior Vice President and
           Chief Financial Officer



Dated:  November 7, 1997