Form 10-K
period 1998-01-03
FARR CO
filed 1998-04-03
CIK 34629

++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K
(Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended       January 3, 1998

           OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from _________ to ________

           Commission file number    0-4723

                                  FARR COMPANY
             (Exact name of registrant as specified in its charter)

             Delaware                                  95-1288401
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

   2201 Park Place, El Segundo, CA                         90245
(Address of principal executive offices)                 (Zip Code)

Registrant's  telephone  number,  including area code (310) 727-6300

Securities registered pursuant to Section 12 (g) of the Act:

         Title of Class                  Name of Exchange on Which Registered
  Common Stock, $.10 Par Value                       NASDAQ


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

The aggregate market value of voting common stock held by non-affiliates of Registrant on March 6, 1998, based on the closing sale price on such date, was $94,966,839.

The number of shares of common stock outstanding on March 6, 1998 was 5,755,566.

++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++

                       DOCUMENTS INCORPORATED BY REFERENCE

     PART I AND II:

The Annual Report to Stockholders for the fiscal year ended January 3, 1998.

     PART I AND III:

The Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998.

                                     PART I
     Item 1.  Business

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

     Many products manufactured by the Company are enclosed in hardware ranging from simple frames to large component modules weighing in excess of twenty tons. The percentage of the Company's total sales involving the fabrication of large enclosures used in special filtration was 5 percent, 7 percent and 4 percent in 1997, 1996 and 1995, respectively. These products are sold primarily for use with gas turbine installations in applications in the electrical generating, oil and gas industries.

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

     Product Engineering and Development
     -----------------------------------

     At January 3, 1998, the Company employed approximately 43 engineers, draftsmen and technicians in the United States, Canada and England to improve and develop existing products, to design, develop and test new products and to improve production equipment and techniques. The Company spent approximately $2,129,000, $2,217,000 and $2,251,000 for product engineering and development in 1997, 1996, and 1995, respectively.

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

     During 1997, no customer accounted for more than 10 percent of net sales.

     Backlog
     -------

     The Company's backlog at January 3, 1998 was $14,631,000 as compared to $13,899,000 at December 28, 1996.

     Historically, backlog has not been a significant measure of the Company's future business activities since the majority of orders are shipped within forty-five to sixty days of receipt. During 1997, approximately 11 percent of the Company's business was derived from products with lead times longer than 60 days.

     These products are primarily heavy fabrication products such as gas turbine equipment. The backlog of orders relating to heavy fabrication products was approximately $3,006,000 and $3,679,000 at January 3, 1998 and December 28, 1996, respectively. All of the January 3, 1998 backlog is scheduled for delivery during 1998.

     International Operations
     ------------------------

     The Company engages in operations in foreign countries as described above. For information regarding the geographic distribution, revenue, operating profit and identifiable assets of the Company's domestic and international operations, see Note 13 of Notes to Consolidated Financial Statements, included in the Company's Annual Report to Stockholders, which is incorporated herein by reference.

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

     Employees
     ---------

     At March 6, 1998, the Company had approximately 1,319 employees as compared to approximately 1,307 on March 7, 1997.

     The Company's four drivers and warehouse operators at its El Segundo service office are covered by a collective bargaining agreement with the Teamsters Union that expires on February 6, 2000. Twenty-five employees at the Company's Delano plant are covered by a collective bargaining agreement with the Sheet Metal Workers International Association that expires June 30, 1998. At March 6, 1998, 133 employees at the Company's Montreal, Canada plant were covered by a three year collective bargaining agreement expiring August 31, 2000, and 53 employees at the Company's Birmingham, England plant were covered by a collective bargaining agreement that expires on December 31, 1998.

Executive Officers of the Registrant
------------------------------------

================================================================================
                                          Position Held and
                                      Business Experience During
      Name             Age                  Past Five Years

Kenneth W. Gerstner    54    Senior Vice President, Secretary and Chief
                             Financial Officer of the Company (since January
                             1995), Vice President, Secretary and Chief
                             Financial Officer of the Company (from June 1993 to
                             January 1995), Controller, Archive Technology, Inc.
                             (from June 1990 to May 1993), Assistant Corporate
                             Controller, Archive Corporation (from March 1989 to
                             June 1990).


John C. Johnston       54    Director of the Company (since September 1996),
                             President and Chief Operating Officer (since
                             February 1996), Senior Vice President of the
                             Company (from January 1995 to February 1996);
                             President of Easton Aluminum, Inc. (from January
                             1986 to December 1994).


Richard C. Larson      48    Senior Vice President of the Company (since
                             February 1998), Vice President of the Company (from
                             June 1997 to February 1998), President and Chief
                             Executive Officer of Mac Equipment, Inc. from  May
                             1994 to May 1997.


H. Jack Meany          75    Chairman and Chief Executive Officer of the Company
                             (since February 1996), Chairman, President, and
                             Chief Executive Officer (from April 1994 to
                             February 1996), Director of the Company (from June
                             1976 to March 1994); Chairman of the Board and
                             Chief Executive Officer (from October 1975 to March
                             1988) of NI Industries, Inc., a manufacturer of building, industrial, and defense products;
                             Director, APS Corp. and BWP International, Inc.


Myron G. Rasmussen     60    Vice President of the Company (since March 1990),
                             Director of Engineering of the Company (from August
                             1977 to May 1990).


================================================================================

     Item 2.  Properties
     -------------------

     The location and general description of the Company's principal properties at March 6, 1998 are set forth in the following tables. All such properties are owned by the Company except as noted:

                                         Floor Area
       Location                         (Square Feet)        Principal Uses

       Jonesboro, AR                       220,000           Manufacturing
       El Segundo, CA                       40,000           Corporate Offices
       Delano, CA                           39,000           Manufacturing
       Corcoran, CA                         80,000           Manufacturing
       Crystal Lake, IL                    120,000           Manufacturing
       Holly Springs, MS                   208,000           Manufacturing
       Conover, NC                         107,000           Manufacturing
       Washington, NC (leased)              15,000           Manufacturing
       Montreal, Canada                    146,000           Manufacturing
       Birmingham, England                  82,000           Manufacturing
       Selangor, Malasia (leased)           14,000           Manufacturing

     The Company leases sales office and warehouse space in or near San Diego, California; Phoenix, Arizona; Detroit, Michigan; Toronto, Ontario, Canada; British Columbia, Canada; Manitoba, Canada; Quebec, Canada; and Singapore.

     The Company believes that its facilities and manufacturing equipment are well maintained and adequate for current operations. During 1997, the Company believes that utilization of its various production facilities ranged from 50 to 90 percent, depending upon product mix.

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

     Incorporation by Reference
     --------------------------

     The following portion of the Company's Annual Report to Stockholders for the year ended January 3, 1998 ("Annual Report") is hereby incorporated by reference.

        Form 10-K Item No.         Document                Portion of Document
        ----------------------     -------------           -------------------

        Part I -- Item 1 and 2     Annual Report           Pages 7 through 19

                                     PART II


     Item 5. Market for Registrant's Common Equity and Related Stockholder
     ---------------------------------------------------------------------
     Matters
     -------

     The Company's Common Stock trades on the Nasdaq National Market under the symbol FARC. At March 6, 1998, there were approximately 444 stockholders of record of the Company's Common Stock.

     Dividends
     ---------

     The Company did not pay any dividends on its Common Stock over the last two years.

     On February 18, 1997, The Company's Board of Directors declared a dividend in the form of a 3 for 2 stock split and paid on March 28, 1997, to stockholders of record on March 7, 1997.

     This Item 5 should be read in conjunction with information appearing under the captions "Consolidated Statements of Stockholders' Investment", "Selected Financial Data" and "Summary of Stock Quotations" on pages 8, 21 and 26, respectively, of the Annual Report.

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

     Item 7. Management's Discussion and Analysis of Financial Condition and
     -----------------------------------------------------------------------
     Results of Operations
     ---------------------

     "Management's Discussion and Analysis" on pages 22 through 25 of the Annual Report is incorporated herein by this reference.

     Item 8. Consolidated Financial Statements and Supplementary Data
     ----------------------------------------------------------------

     Pages 7 through 20 of the Annual Report, which include the consolidated financial statements, and the Report of Independent Public Accountants as listed in Item 14 (a) (1), are incorporated herein by this reference.

     Item 9. Changes in and Disagreements with Accountants on Accounting and
     -----------------------------------------------------------------------
     Financial Disclosure
     --------------------

     Not applicable.

                                    PART III


     Compliance with Section 16(a) of the Exchange Act
     -------------------------------------------------

     Information appearing under the caption "Compliance With Section 16(a) of the Exchange Act" in the Company's 1997 Proxy Statement is incorporated herein by this reference.

     Item 10. Directors and Executive Officers of the Registrant.
     ------------------------------------------------------------

     Information appearing under the caption "Election of Directors" in the Company's 1997 Proxy Statement is incorporated herein by this reference.

     Item 11. Executive Compensation
     -------------------------------

     Information appearing under the caption "Executive Compensation" in the Company's 1997 Proxy Statement is incorporated herein by this reference. Information appearing under the captions "Compensation Committee Report" and "Performance Graph" in the Company's 1997 Proxy Statement is not incorporated herein by this reference.

     Item 12. Security Ownership of Certain Beneficial Owners and Management
     -----------------------------------------------------------------------

     Information appearing under the caption "Ownership of the Company's Securities" in the Company's 1997 Proxy Statement is incorporated herein by this reference.

     Item 13. Certain Relationships and Related Transactions
     -------------------------------------------------------

     Note 1 to the consolidated financial statements, included on page 10 of the Annual Report, and the caption "Independent Public Accountants" in the Company's 1997 Proxy Statement contain information about certain relationships and are incorporated herein by this reference.

                                     PART IV


     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     ------------------------------------------------------------------------

     (a)  Financial Statements, Schedules and Exhibits:

         (1)  Index to Financial Statements and Supplementary Data.

              The financial statements listed below are set forth in the Annual Report for the fiscal year ended January 3, 1998 and are incorporated herein by this reference.

                                                                  Annual Report
                                                                     Page No.

               Consolidated Balance Sheets at January 3,
               1998 and December 28, 1996.                               7

               Consolidated Operations Statements and
               Consolidated Statements of Stockholders'
               Investment for the three years ended January
               3, 1998, December 28, 1996 and December 30,
               1995.                                                     8

               Consolidated Statements of Cash Flows for the
               three years ended January 3, 1998, December
               28, 1996 and December 30, 1995.                           9

               Notes to the Consolidated Financial
               Statements                                              10-19

               Report of Independent Public Accountants                 20

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

                                  FARR COMPANY

     Dated:       March 25, 1998           By: /s/ H. Jack Meany
             ------------------------      -------------------------------
                                           H. Jack Meany
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Dated:       March 25, 1998           By: /s/ H. Jack Meany
             ------------------------      -------------------------------
                                           H. Jack Meany
                                           Chairman and Chief Executive Officer

     Dated:       March 25, 1998           By: /s/ Robert G. Batinovich
             ------------------------      -------------------------------
                                           Robert G. Batinovich
                                           Director

     Dated:       March 25, 1998           By: /s/ Richard P. Bermingham
             ------------------------      -------------------------------
                                           Richard P. Bermingham
                                           Director

     Dated:       March 25, 1998           By: /s/ Denis R. Brown, Jr.
             ------------------------      -------------------------------
                                           Denis R. Brown, Jr.
                                           Director

     Dated:       March 25, 1998           By: /s/ David J. Farr
             ------------------------      -------------------------------
                                           David J. Farr
                                           Director

     Dated:       March 25, 1998           By: /s/ John C. Johnston
             ------------------------      -------------------------------
                                           John C. Johnston
                                           Director

     Dated:       March 25, 1998           By: /s/ John J. Kimes
             ------------------------      -------------------------------
                                           John J. Kimes
                                           Director

     Dated:       March 25, 1998           By: /s/  John A. Sullivan
             ------------------------      -------------------------------
                                           John A. Sullivan
                                           Director

     Dated:       March 25, 1998           By: /s/  Kenneth W. Gerstner
             ------------------------      -------------------------------
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

         *10.35 The Farr Company 401(k)/Retirement Plan dated December 15, 1995. Filed as Exhibit 10.35 on Form 10-K dated December 30, 1995 and incorporated herein by this reference.

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

         *10.40 Approved salary arrangement for Farr Company's Chairman and Chief Executive Officer compensation. Filed as Exhibit
                     10.40 on Form 10-Q dated June 29, 1996 and incorporated herein by this reference.

          10.41 Joint Venture Agreement between Farr Company and Quest Technology SDN.BHD dated as of April 15, 1997.

          10.42      Metalcraft Stock Purchase Agreement dated October 28, 1997.

          13 Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 1, 2, 5, 6, 7 and 8 of this Form 10-K, the 1997 Annual Report to Stockholders is not deemed to be filed as a part of this report.

          21         A list of all subsidiaries of registrant.

          23         Consent of Independent Public Accountants.

          27.1       Financial Data Schedule - Fiscal year end 1997.

          27.2 Financial Data Schedule - Fiscal year ends 1995, 1996 and Quarters 1, 2 and 3 of 1996.

          27.3       Financial Data Schedule - Quarters 1, 2, 3 of 1997.


     *  Management contract or compensatory arrangements.

     Copies of Exhibits are available, on prepayment of 15 cents per page, by writing to the Secretary of the Company at the address set forth on the cover page of this Annual Report and Form 10-K.