Form 10-Q
period 1998-04-04
FARR CO
filed 1998-05-18
CIK 34629

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-Q
                              --------------------

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period ended April 4, 1998

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

                      2201 Park Place, El Segundo, CA 90245
                                 (310) 727-6300

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

Number of shares of common stock outstanding as of close of the period covered by this report: 8,638,974.

================================================================================

                         PART I - FINANCIAL INFORMATION

                          FARR COMPANY AND SUBSIDIARIES

                                    INDEX TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 4, 1998

Part I - Financial Information

Introduction

Condensed Consolidated Financial Statements

         Balance Sheets - April 4, 1998 and January 3, 1998

         Income Statements for the three months ended April 4, 1998 and March 29, 1997

         Statements of Cash Flows for the three months ended April 4, 1998 and March 29, 1997

         Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis


Part II - Other Information

Item 6.a.      Exhibits

                          FARR COMPANY AND SUBSIDIARIES

                                 INTRODUCTION TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 4, 1998


The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of April 4, 1998 and the results of operations for the three months ended April 4, 1998 and March 29, 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                          FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                  (Unaudited)     (Audited)
Assets                                                            Apr. 4, 1998   Jan. 3, 1998
                                                                  ------------   ------------
Current Assets:
   Cash and cash equivalents ...................................  $  6,359,000   $  5,109,000
   Short term investments ......................................             0      2,031,000
   Accounts receivable, less allowance of $326,000 in
       1998 and $254,000 in 1997 ...............................    20,269,000     20,267,000
   Inventories
        Raw materials ..........................................     5,071,000      4,812,000
        Work in process ........................................     4,078,000      3,307,000
        Finished goods .........................................     2,467,000      2,690,000
                                                                  ------------   ------------
                                                                    11,616,000     10,809,000
   Prepaid expenses ............................................       765,000        904,000
   Income taxes receivable .....................................       666,000        666,000
   Deferred tax benefit ........................................     1,221,000      1,221,000
                                                                  ------------   ------------
         Total current assets ..................................    40,896,000     41,007,000
                                                                  ------------   ------------
Property, Plant and Equipment at cost
   Land ........................................................     2,098,000      2,098,000
   Buildings and improvements ..................................    17,464,000     17,429,000
   Machinery and equipment .....................................    36,047,000     35,935,000
                                                                  ------------   ------------
                                                                    55,609,000     55,462,000
   Less-accumulated depreciation and amortization ..............    37,799,000     37,843,000
                                                                  ------------   ------------
                                                                    17,810,000     17,619,000
Other ..........................................................     2,828,000      2,202,000
                                                                  ------------   ------------
                                                                  $ 61,534,000   $ 60,828,000
                                                                  ============   ============

Liabilities & Stockholders' Investment
Current Liabilities:
   Notes/overdraft payable to banks ............................  $    222,000   $     93,000
   Accounts payable ............................................     7,358,000      9,701,000
   Accrued liabilities .........................................     8,306,000      8,726,000
   Income taxes payable and deferred taxes .....................     1,429,000        750,000
                                                                  ------------   ------------
      Total current liabilities ................................    17,315,000     19,270,000
                                                                  ------------   ------------
Deferred Income Taxes ..........................................     2,244,000      2,196,000
Other Non-current Liabilities ..................................     1,300,000        855,000
Commitments and Contingencies ..................................           --             --
Stockholders' Investment:
   Common stock, $.10 par value--Authorized 10,000,000 shares
   Issued and outstanding--8,638,974 shares at April 4,
      1998 and 8,629,131 shares at January 3, 1998 .............       552,000        551,000
   Additional paid-in capital ..................................    12,075,000     12,061,000
   Cumulative translation adjustments ..........................    (1,514,000)    (1,749,000)
   Retained earnings:
      Balance beginning of year ................................    27,644,000     20,269,000
      Net income for the period ................................     1,918,000      7,375,000
                                                                  ------------   ------------
      Balance at end of period .................................    29,562,000     27,644,000
                                                                  ------------   ------------
         Total stockholders' investment ........................    40,675,000     38,507,000
                                                                  ------------   ------------
                                                                  $ 61,534,000   $ 60,828,000
                                                                  ============   ============

The accompanying notes are an integral part of these balance sheets.

                          FARR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
                                                       Three Months Ended
                                                 April 4, 1998   March 29, 1997
                                                 -------------   --------------

Net Sales .......................................  $ 31,989,000   $ 30,341,000
Cost of Sales ...................................    23,783,000     22,450,000
                                                   ------------   ------------

Gross Margin ....................................     8,206,000      7,891,000

    Selling, general and administrative expense .     5,282,000      5,142,000
    Interest expense ............................        36,000         75,000
    Interest income .............................       (68,000)       (24,000)
                                                   ------------   ------------

Total Expenses ..................................     5,250,000      5,193,000
                                                   ------------   ------------

Income Before Income Taxes ......................     2,956,000      2,698,000

Income Taxes ....................................     1,038,000        998,000
                                                   ------------   ------------

Net Income ......................................  $  1,918,000   $  1,700,000
                                                   ============   ============






Diluted Earnings per Common Share * .............  $       0.23   $       0.20
                                                   ============   ============


Basic Earnings per Common Share .................  $       0.23   $       0.21
                                                   ============   ============





* Based upon 8,476,084 and 8,425,249 average shares outstanding at April 4, 1998 and March 29, 1997, respectively. The average shares outstanding have been restated to reflect the 3-for-2 stock split declared in April 1998.


The accompanying notes are an integral part of these statements.


                          FARR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Cash Provided by ( Used in ) :                                Three Months Ended
                                                         April 4, 1998  March 29, 1997
                                                         -------------  --------------
Operating Activities:
Net Income ............................................   $ 1,918,000    $ 1,700,000
  Adjustments to reconcile net income to net cash
       provided by operating activities:
   Depreciation and amortization ......................       626,000        579,000
   Provision for loss on accounts receivable ..........        40,000         41,000
   Benefit retirement trust ...........................       397,000        282,000
   Exchange gain (loss) ...............................        16,000        (29,000)
   Net loss on sale/retirement of P,P & E .............          --            4,000
   Change in assets and liabilities
       Inventories ....................................      (730,000)      (338,000)
       Receivables and prepaid expenses ...............       108,000       (539,000)
       Accounts payable & accrued expenses ............    (2,902,000)       277,000
       Net change in current income taxes payable .....       875,000        803,000
                                                          -----------    -----------
   Net cash provided by operating activities ..........       348,000      2,780,000
                                                          -----------    -----------

Investing Activities:
Purchases of property, plant and equipment ............      (777,000)      (473,000)
Redemption of short term investments ..................     2,031,000           --
Issuance of note receivable - affiliate ...............      (106,000)          --
Purchase of investments, benefits trust ...............      (397,000)      (282,000)
                                                          -----------    -----------
    Net cash provided by (used in) investing activities       751,000       (755,000)
                                                          -----------    -----------

Financing Activities:
Proceeds from (payments on) revolving line of credit ..       128,000       (103,000)
Principal payments on revolving line of credit ........          --       (1,065,000)
Treasury stock acquired ...............................       (19,000)          --
Proceeds from sale of stock, stock option plans .......        34,000         78,000
Other (Principal payments on notes receivable) ........         2,000          2,000
                                                          -----------    -----------
   Net cash provided by (used in) financing activities        145,000     (1,088,000)
                                                          -----------    -----------
Effect of Exchange Rate Changes on Cash ...............         6,000        (35,000)
                                                          -----------    -----------
Increase in Cash and Cash Equivalents .................     1,250,000        902,000
Cash and Cash Equivalents at Beginning of Period ......     5,109,000      1,997,000
                                                          -----------    -----------
Cash and Cash Equivalents at End of Period ............   $ 6,359,000    $ 2,899,000
                                                          ===========    ===========

The accompanying notes are an integral part of these statements.

                          FARR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 4, 1998

                                   (UNAUDITED)

1. There have been no significant changes in the Company's policies, practices or position from that described in the notes to the Consolidated Financial Statements included in the 1997 Annual Report to Stockholders which was incorporated by reference in the Annual Report on Form 10-K for the year ended January 3, 1998.

2.       Earnings per Share Calculation
         As a result of the 3-for-2 stock split to be distributed on May 29, 1998, per share amounts for 1998 and 1997 have been restated to reflect the weighted average number of shares of common stock outstanding, increased by shares issued for the stock split. The per share amounts are calculated as though the stock split occurred in the first day of the year.

                                                   April 4, 1998  March 29, 1997
                                                   -------------  --------------
         BASIC EARNINGS PER SHARE CALCULATION
         ------------------------------------
           Earnings:
           Net Income                               $1,918,000      $1,700,000
                                                    ==========      ==========

           Shares:
             Weighted average number of common
               shares outstanding                    8,273,979       8,200,318
                                                     =========       =========

           Net Income Per Common Share              $     0.23      $     0.21
                                                    ==========      ==========


         DILUTED EARNINGS PER SHARE CALCULATION
         --------------------------------------
           Earnings:
           Net Income                               $1,918,000      $1,700,000
                                                    ==========      ==========

           Shares:
           Weighted average number of common
             shares outstanding                      8,273,979       8,200,318
           Assuming exercise of options reduced by
             the number of shares which could have
             been purchased with the proceeds from
             exercise of such options                  202,105         224,931
                                                    ----------       ---------
           Weighted average number of common
             shares and dilutive common share
             equivalents outstanding                 8,476,084       8,425,249
                                                     =========       =========

           Net  Income Per Common Share             $     0.23      $     0.20
                                                    ==========      ==========

3. On April 28, 1998, the Company's Board of Directors authorized a stock dividend as a 3-for-2 stock split, payable May 29, 1998 to stockholders of record on May 8, 1998.

4. During fiscal 1998, the Company adopted Financial Accounting Standard No.130, "Reporting Comprehensive Income", (SFAS No. 130), which established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

                                                   April 4, 1998  March 29, 1997
                                                   -------------  --------------

         Net Income                                  $1,918,000     $1,700,000
         Other Comprehensive income, net of tax
           Foreign currency translation
             adjustments gain (loss)                    235,000       (272,000)
                                                     ----------     ----------

         Comprehensive Income                        $2,153,000     $1,428,000
                                                     ==========     ==========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources
-------------------------------


FINANCIAL CONDITION

As of April 4, 1998, working capital was $23,581,000 compared to $21,737,000 at the end of 1997, representing a $1,844,000 increase in total working capital for the first three months of 1998. The primary components of the change in working capital during the first quarter were decreases in accounts payable and accrued liabilities ($2,763,000) and increases in inventories ($807,000), partially offset by decreases in cash and short term investments ($781,000) and an increase in income taxes payable ($679,000).

The decreases in accounts payable and accrued liabilities primarily reflected large accounts payable payments against open capital expenditure payables as of year end and payments related to accrued employee benefit expenses.

Borrowing availability under the Company's domestic revolving credit facility at the end of the first quarter was $10,000,000.

Capital expenditures of $777,000 during the first quarter increased over the same period last year by $304,000. Capital expenditures are anticipated to decrease from 1997 levels as 1997 expenditures for the Company's headquarters will not reoccur in 1998.

Current debt maturities and operating capital requirements of the Company are anticipated to be provided through cash flows generated from operating activities and borrowing availability under the Company's domestic revolving credit facility.


CASH FLOW

Cash flow from operating activities during the first quarter totaled $348,000 compared to $2,780,000 for the same period a year ago. The decrease in cash flow from operating activities was primarily related to the decreases in accounts payable and accrued expenses as compared to the same period a year ago.

Results of Operations
---------------------

1998 first quarter sales of $31,989,000 were up $1,648,000 or 5 percent from 1997 first quarter sales of $30,341,000. The increase in sales volume was related to increased sales in engine, railroad, dust collection and heating, ventilating and air conditioning products.

Foreign subsidiary sales were up 15 percent during the first quarter due to railroad and heating, ventilating and air conditioning product sales.

Record first quarter net income totaled $1,918,000, up $218,000 or 13 percent from $1,700,000 in the first quarter last year. Sales volume and lower effective tax rates were the primary factors driving the improved net income results. Foreign consolidated subsidiaries net income totaled approximately 30 percent of the consolidated net income, up from 21 percent during last year's first quarter.

Gross margin as a percent of sales during the first quarter decreased slightly to 25.7 percent as compared to 26 percent during the first quarter of last year. The decrease was primarily due to FIFO inventory adjustments.

Selling, general and administrative expenses as a percentage of sales during the first quarter of 1998 dropped to 16.5 percent compared to 16.9 percent during the first quarter of 1997. First quarter spending totaled $5,282,000 compared to $5,142,000 for the same period last year, reflecting modest increases in marketing and selling expenses.

Interest expense decreased to $36,000 during the first quarter compared to $75,000 last year. The decrease in interest expense is related to the decrease in long-term debt.

Interest income increased to $68,000, up $44,000 from $24,000 in the first quarter last year. The increase in interest income is related to the Company's investment of cash that has increased since the first quarter of 1997.

The effective tax rate during the first quarter dropped to 35 percent from 37 percent last year due to tax benefits associated with the Company's Foreign Sales Corporation (FSC).

On April 3, 1998, the AICPA issued Statement Of Position 98-5, "Reporting on the Costs of Start-Up Activities". Application of this statement will have no significant impact to the Company's financial position or operating results.

On April 28, 1998, the Company's Board of Directors authorized a stock dividend as a 3-for-2 stock split, payable May 29, 1998 to stockholders of record on May 8, 1998.

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



FARR COMPANY



By:   /s/ Kenneth W. Gerstner
-----------------------------
Kenneth W. Gerstner
Senior Vice President
Chief Financial Officer



Dated:  May 15, 1998