Form 10-Q
period 1998-07-04
FARR CO
filed 1998-08-17
CIK 34629

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            -----------------------
                                   FORM 10-Q
                            -----------------------


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period ended July 4, 1998

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                            -----------------------

                         Commission file number 0-4723

                                  FARR COMPANY
              Incorporated pursuant to the Laws of Delaware State

                            -----------------------

     Internal Revenue Service -- Employer Identification Number 95-1288401

                     2201 Park Place, El Segundo, CA 90245
                                 (310) 727-6300

                            -----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Number of shares of registrants common stock outstanding as of close of the period covered by this report: 8,777,064.

================================================================================

                         PART I - FINANCIAL INFORMATION

                         FARR COMPANY AND SUBSIDIARIES

                                    INDEX TO

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 4, 1998


Part I - Financial Information

Introduction

Condensed Consolidated Financial Statements

     Balance Sheets - July 4, 1998 and January 3, 1998

     Income Statements for the three months ended July 4, 1998 and June 28, 1997 and for the six months ended July 4, 1998 and June 28, 1997

     Statements of Cash Flows for the six months ended July 4, 1998 and June 28,
       1997

     Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis



Part II - Other Information

Item 4.a.         Submission of Matters to a Vote of Security Holders

Item 6.a.         Exhibits

                         FARR COMPANY AND SUBSIDIARIES

                                INTRODUCTION TO

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 4, 1998


     The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of July 4, 1998 and the results of operations for the three and six months ended July 4, 1998 and June 28, 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                          FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



Assets ....................................................   July 4, 1998    Jan. 3, 1998
                                                              ------------    ------------
                                                               (Unaudited)      (Audited)
Current Assets:
       Cash and cash equivalents ..........................   $  6,618,000    $  5,109,000
       Short term investments .............................              0       2,031,000
       Accounts receivable, less allowance of $367,000
           in 1998 and $254,000 in 1997 ...................     21,449,000      20,267,000
       Inventories
           Raw materials ..................................      4,831,000       4,812,000
           Work in process ................................      3,898,000       3,307,000
           Finished goods .................................      2,313,000       2,690,000
                                                              ------------    ------------
                                                                11,042,000      10,809,000

       Prepaid expenses ...................................        917,000         904,000
       Income taxes receivable ............................        366,000         666,000
       Deferred tax benefit ...............................      1,221,000       1,221,000
                                                              ------------    ------------
         Total current assets .............................     41,613,000      41,007,000
                                                              ------------    ------------

Property, Plant and Equipment, at Cost
       Land ...............................................      2,235,000       2,098,000
       Buildings and improvements .........................     17,730,000      17,429,000
       Machinery and equipment ............................     35,884,000      35,935,000
                                                              ------------    ------------
                                                                55,849,000      55,462,000
       Less-accumulated depreciation and amortization .....     38,101,000      37,843,000
                                                              ------------    ------------
                                                                17,748,000      17,619,000
Other .....................................................      2,894,000       2,202,000
                                                              ------------    ------------
                                                              $ 62,255,000    $ 60,828,000
                                                              ============    ============


Liabilities & Stockholders' Investment ....................   July 4, 1998    Jan. 3, 1998
                                                              ------------    ------------

Current Liabilities:
       Notes/overdraft payable to banks ...................   $     11,000    $     93,000
       Accounts payable ...................................      7,791,000       9,701,000
       Accrued liabilities ................................      7,786,000       8,726,000
       Income taxes payable and deferred taxes ............        722,000         750,000
                                                              ------------    ------------
          Total current liabilities .......................     16,310,000      19,270,000
                                                              ------------    ------------

Deferred Income Taxes .....................................      2,244,000       2,196,000
Other Non-current Liabilites ..............................      1,371,000         855,000
Commitments and Contingencies
Stockholders' Investment:
  Common stock,$.10 par value--Authorized 10,000,000 shares
  Issued and outstanding--8,796,802 shares at July 4, 1998
    and 8,629,131 shares at January 3, 1998 ...............        841,000         827,000
  Additional paid-in capital ..............................     11,904,000      11,785,000
  Cumulative translation adjustments ......................     (1,853,000)     (1,749,000)
  Retained earnings:
    Balance beginning of year .............................     27,644,000      20,269,000
    Net income for the period .............................      3,794,000       7,375,000
                                                              ------------    ------------
    Balance at end of period ..............................     31,438,000      27,644,000
                                                              ------------    ------------
      Total stockholders' investment ......................     42,330,000      38,507,000
                                                              ------------    ------------
                                                              $ 62,255,000    $ 60,828,000
                                                              ============    ============


The accompanying notes are an integral part of these balance sheets.


                          FARR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                Three Months Ended             Six Months Ended
                                           July 4, 1998  June 28, 1997    July 4, 1998  June 28, 1997
                                           ---------------------------    ---------------------------


Net Sales ..............................    $30,434,000   $31,569,000      $62,423,000   $61,910,000
Cost of Sales ..........................     22,534,000    22,993,000       46,317,000    45,443,000
                                            -------------------------      -------------------------

Gross Margin ...........................      7,900,000     8,576,000       16,106,000    16,467,000

  Selling, general and administrative ..      5,056,000     5,643,000       10,338,000    10,785,000
  Interest expense .....................         28,000        58,000           64,000       133,000
  Interest income ......................        (62,000)      (18,000)        (130,000)      (42,000)
                                            -------------------------      -------------------------

Total Expenses .........................      5,022,000     5,683,000       10,272,000    10,876,000
                                            -------------------------      -------------------------

Income Before Income Taxes .............      2,878,000     2,893,000        5,834,000     5,591,000

Income Taxes ...........................      1,002,000     1,067,000        2,040,000     2,065,000
                                            -------------------------      -------------------------

Net Income .............................    $ 1,876,000   $ 1,826,000      $ 3,794,000   $ 3,526,000
                                            =========================      =========================





Diluted Earnings per Common Share * ....           $0.22        $0.22            $0.45         $0.42
                                          ===========================      =========================

Basic Earnings per Common Share ........           $0.23        $0.22            $0.46         $0.43
                                          ===========================      =========================



* Based upon 8,500,624 and 8,392,761 average shares outstanding at July 4, 1998 and June 28, 1997, respectively restated for the 3-for-2 stock split.

The accompanying notes are an integral part of these statements.

                          FARR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Year-to-Date
Cash Provided by ( Used in ) :                                    July 4, 1998  June 28, 1997
                                                                  ------------  -------------
  Operating Activities:
    Net Income ................................................   $ 3,794,000    $ 3,526,000
      Adjustments to reconcile net income to net cash
          provided by operating activities:
        Depreciation and amortization .........................     1,203,000      1,175,000
        Provision for loss on accounts receivable .............        80,000        125,000
        Equity in loss of affiliate ...........................         9,000              0
        Benefit retirement trust ..............................       525,000        350,000
        Change in deferred income taxes .......................        (1,000)        10,000
        Exchange gain .........................................       (52,000)       (31,000)
        Net loss on sale/retirement of P,P & E ................         3,000         23,000
        Changes in assets and liabilities
          Inventories .........................................      (304,000)      (541,000)
          Receivables and prepaid expenses ....................    (1,372,000)      (832,000)
          Accounts payable & accrued expenses .................    (2,930,000)      (156,000)
          Net change in current income taxes payable ..........       484,000       (297,000)
                                                                  -----------    -----------

        Net cash provided by operating activities .............     1,439,000      3,352,000
                                                                  -----------    -----------

  Investing Activities:

    Purchases of property, plant and equipment ................    (1,344,000)      (967,000)
    Redemptions of short term investments .....................     2,031,000              0
    Note receivable - affiliate ...............................      (106,000)             0
    Investments in joint venture ..............................             0       (100,000)
    Purchase of investments, benefits trust ...................      (525,000)      (404,000)
                                                                  -----------    -----------

        Net cash used in investing activities .................        56,000     (1,471,000)
                                                                  -----------    -----------

  Financing Activities:

    Proceeds from revolving line of credit,
      and long-term borrowings ................................             0              0
    Principal payments on revolving line of credit
      and long-term debt borrowings & overdrafts ..............       (81,000)    (2,349,000)
    Treasury stock acquired ...................................      (318,000)             0
    Proceeds from sale of stock, stock option plans ...........       463,000         93,000
    Other .....................................................         7,000          4,000
                                                                  -----------    -----------

        Net cash used in financing activities .................        71,000     (2,252,000)
                                                                  -----------    -----------

  Effect of Exchange Rate Changes on Cash .....................       (57,000)       (13,000)

  Increase in Cash and Cash Equivalents .......................     1,509,000       (384,000)
  Cash and Cash Equivalents at Beginning of Period ............     5,109,000      1,997,000
                                                                  -----------    -----------

    Cash and Cash Equivalents at End of Period ................   $ 6,618,000    $ 1,613,000
                                                                  ===========    ===========


The accompanying notes are an integral part of these statements.

                         FARR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 4, 1998

                                  (Unaudited)

1. There have been no significant changes in the Company's policies, practices or position from that described in the notes to the Consolidated Financial Statements included in the 1997 Annual Report to Stockholders which was incorporated by reference in the Annual Report on Form 10-K for the year ended January 3, 1998.

2.    Earnings per Share Calculation
      As a result of the 3-for-2 stock split distributed on May 29, 1998, per share amounts for 1998 and 1997 have been restated to reflect the weighted average number of shares of common stock outstanding, increased by shares issued for the stock split. The per share amounts are calculated as though the stock split occurred in the first day of the year.


                                           Three Months Ended             Six Months Ended
                                      July 4, 1998  June 28, 1997    July 4, 1998  June 28, 1997
                                      ---------------------------    ---------------------------
BASIC EARNINGS PER SHARE CALCULATION
------------------------------------

   Earnings:
   Net Income                          $1,876,000     $1,826,000      $3,794,000     $3,526,000
                                       =========================      =========================

   Shares:
     Weighted average number of
       common shares outstanding        8,318,971      8,203,869       8,318,971      8,203,869
                                       =========================      =========================

   Net Income Per Common Share         $     0.23     $     0.22      $     0.46     $     0.43
                                       =========================      =========================


DILUTED EARNINGS PER SHARE CALCULATION
--------------------------------------

Earnings:
   Net Income                          $1,876,000     $1,826,000      $3,794,000     $3,526,000
                                       =========================      =========================

   Shares:
   Weighted average number of
     common shares outstanding          8,318,971      8,203,869       8,318,971      8,203,869

   Assuming exercise of options
     reduced by the number of shares
     which could have been purchased
     with the proceeds from exercise
     of such options                     181,653         188,892         181,653        188,892
                                       -------------------------      -------------------------
   Weighted average number of common
     shares and dilutive common
     share equivalents outstanding      8,500,624      8,392,761       8,500,624      8,392,761
                                       =========================      =========================

   Net Income Per Common Share         $     0.22     $     0.22      $     0.45     $     0.42
                                       =========================      =========================


3. On April 28, 1998, the Company's Board of Directors authorized a stock dividend as a 3-for-2 stock split, payable May 29, 1998 to stockholders of record on May 8, 1998.

4. During fiscal 1998, the Company adopted Financial Accounting Standard No.130, "Reporting Comprehensive Income", (SFAS No. 130), which established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements


                                              Three Months Ended           Six Months Ended
                                         July 4, 1998 June 28, 1997    July 4, 1998 June 28, 1997
                                         --------------------------    --------------------------

Net Income                                $1,876,000    $1,826,000      $3,794,000    $3,526,000
Other Comprehensive income, net of tax
  Foreign currency translation
    adjustments gain (loss)                 (339,000)      110,000        (104,000)     (162,000)
                                          ------------------------      ------------------------


Comprehensive Income                      $1,537,000    $1,936,000      $3,690,000    $3,364,000
                                          ========================      ========================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources
-------------------------------

FINANCIAL CONDITION

As of July 4, 1998, working capital was $25,303,000 compared to $21,737,000 at the end of 1997, representing a $3,566,000 increase in total working capital for the first six months of 1998. The primary components of the change in working capital during the first half were decreases in accounts payable and accrued liabilities ($2,878,000) and an increase in accounts receivable ($1,182,000) partially offset by a net decrease in cash and cash equivalents and short term investments ($522,000).

The decreases in accounts payable and accrued liabilities primarily reflected large accounts payable payments against open capital expenditure payables at year-end and payments related to accrued employee benefit expenses.

Borrowing availability under the Company's domestic revolving credit facility at the end of the second quarter was $10,000,000.

Current debt maturities and operating capital requirements of the Company are anticipated to be provided through cash flows generated from operating activities and borrowing availability under the Company's domestic revolving credit facility.

On April 28, 1998, the Board of Directors declared a 3-for-2 stock split of its common stock effected in the form of a 50 percent stock dividend. The stock dividend was issued on May 29, 1998, to stockholders of record as of May 8, 1998.

On June 26, 1998, the Board of Directors authorized a 500,000 share stock repurchase plan. Under the plan, the Company may purchase from time to time a cumulative total of 500,000 shares of its common stock either on the open market or through negotiated transactions. No time limit has been set for completion of this stock repurchase program. Shares purchased are planned to be made with existing cash on hand and then will be held as treasury shares. As of August 12, 1998, the Company has purchased 225,250 shares under the repurchase program.

CASH FLOW

Cash flow generated from operating activities during the first six months totaled $1,439,000 compared to $3,352,000 for the same period a year ago. The decrease in cash flow from operating activities was primarily related to the increase in working capital associated with decreases in accounts payable and accrued liabilities as compared to the same period last year.

Capital expenditures for the first half increased to $1,344,000 from $967,000 for the same period a year ago. Second half and full year capital expenditures are anticipated to decrease from 1997 levels as 1997 expenditures for the Company's headquarters will not reoccur in 1998.

Results of Operations
---------------------

For the second quarter of 1998, the Company's sales of $30,434,000 were down $1,135,000 or 4 percent from 1997 second quarter sales of $31,569,000. First half 1998 sales of $62,423,000 were ahead of last year's first half sales of $61,910,000 by 1 percent. Both the second quarter and first half sales results reflected the unfavorable impact of unseasonable, mild weather patterns that dampened after-market sales in the Company's core HVAC business. Continuing financial problems in the Pacific Rim countries adversely impacted export business and reduced orders for custom OEM filters also contributed to the reduction in sales growth during the first half of 1998. In addition, weakening Canadian foreign currency exchange rates, as compared to last year's level, reduced our comparable reported first half sales for 1998 by approximately $500,000.

Foreign subsidiary 1998 first half sales were ahead of last year's first half sales by 8 percent due to filter house, railroad and air pollution control products.

Second quarter 1998 net income totaled $1,876,000, up $50,000 or 3 percent from $1,826,000 in the second quarter last year. First half 1998 net income advanced to a record high of $3,794,000, representing an increase of 8 percent from last year's first half net income of $3,526,000. The increase in second quarter income was attributable to improvements in the Company's Canadian and U.K. operations; overall operating efficiencies; lower selling, general and administrative expenses; and a decrease in the Company's income tax rate.

Gross margin as a percent of sales during the second quarter decreased to 26 percent as compared to 27.2 percent during the second quarter of 1997. The decrease in gross margin is primarily related to a sales mix with lower margin products.

Selling, general and administrative expenses as a percentage of sales during the quarter dropped to 16.6 percent compared to 17.9 percent during the second quarter of 1997. Second quarter spending totaled $5,056,000 compared to $5,643,000 for the same period last year, reflecting decreases in selling and marketing related expenses associated with lower sales volume and nonrecurring 1997 sales reorganization expenses.

Changes in both interest expense and interest income generally reflect the Company's stronger cash position as compared to last year's average cash balances.

The effective tax rate during the second quarter dropped to 35 percent from 37 percent last year due to tax benefits associated with the Company's Foreign Sales Corporation (FSC) and tax credits realized by the Company's foreign subsidiaries. Tax rates are expected to increase during the second half as tax benefits derived from the Company's FSC are expected to decline due to lower export sales compared to last year.

On April 3, 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". Application of this statement will not have a significant impact to the Company's financial position or operating results.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999. Application of this statement will not have a significant impact to the Company's financial position or operating results.

YEAR 2000

The Company has made assessments of its domestic and foreign Year 2000 issues. The Company's estimate for costs associated with completing remediation programs to be compliant with Year 2000 issues is not material to the Company's business, operations or financial condition. The Company's internal business systems, major customer systems and major vendor systems either are Year 2000 compliant or are anticipated to be compliant by December 31, 1998.

                          PART II. - OTHER INFORMATION


Item 4.a.         Submission of Matters to a Vote of Security Holders

The following item was submitted for stockholder approval at the Annual Stockholder Meeting, April 28, 1998:

Election of two Directors for three year terms:

                                          Votes For     Votes Against
                                          ---------     -------------

Robert Batinovich                         4,615,895            988

A. Frederick Gerstell                     4,615,708          1,175




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


FARR COMPANY


By:    /s/ Stephen E. Pegg
--------------------------
Stephen E. Pegg
Senior Vice President and
Chief Financial Officer



Dated:  August 14, 1998