Form 10-Q
period 1998-10-03
FARR CO
filed 1998-11-16
CIK 34629

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

                 For the Quarterly Period ended October 3, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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

Number of shares of registrants common stock outstanding as of close of the period covered by this report: 8,850,281.

================================================================================

                         PART I - FINANCIAL INFORMATION

                          FARR COMPANY AND SUBSIDIARIES

                                    INDEX TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 OCTOBER 3, 1998


Part I - Financial Information

Introduction

Condensed Consolidated Financial Statements

         Balance Sheets - October 3, 1998 and January 3, 1998

         Income Statements for the three months ended October 3, 1998 and September 27, 1997 and for the nine months ended October 3, 1998 and September 27, 1997

         Statements of Cash Flows for the nine months ended October 3, 1998 and September 27, 1997

         Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis



Part II - Other Information

Item 6.a.         Exhibits

                         FARR COMPANY AND SUBSIDIARIES

                                 INTRODUCTION TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 OCTOBER 3, 1998


     The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of October 3, 1998 and the results of operations for the three and nine months ended October 3, 1998 and September 27, 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                          FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
Assets                                                                  Oct. 3, 1998      Jan. 3,1998
                                                                        ------------    -------------
                                                                         (Unaudited)      (Audited)
Current Assets:
    Cash and cash equivalents .......................................   $  5,239,000    $  5,109,000
    Short term investments ..........................................              0       2,031,000
    Accounts receivable, less allowance of $385,000
        in 1998 and $254,000 in 1997 ................................     20,908,000      20,267,000
    Inventories
        Raw materials ...............................................      4,546,000       4,812,000
        Work in process .............................................      3,745,000       3,307,000
        Finished goods ..............................................      2,275,000       2,690,000
                                                                        ------------    ------------
                                                                          10,566,000      10,809,000
    Prepaid expenses ................................................        972,000         904,000
    Income taxes receivable .........................................        366,000         666,000
    Deferred tax benefit ............................................      1,221,000       1,221,000
                                                                        ------------    ------------
        Total current assets ........................................     39,272,000      41,007,000
                                                                        ------------    ------------

Property, Plant and Equipment, at Cost
    Land ............................................................      2,234,000       2,098,000
    Buildings and improvements ......................................     17,893,000      17,429,000
    Machinery and equipment .........................................     36,208,000      35,935,000
                                                                        ------------    ------------
                                                                          56,335,000      55,462,000
    Less-accumulated depreciation and amortization ..................     38,462,000      37,843,000
                                                                        ------------    ------------
                                                                          17,873,000      17,619,000
Other ...............................................................      2,750,000       2,202,000
                                                                        ------------    ------------
                                                                        $ 59,895,000    $ 60,828,000
                                                                        ============    ============


Liabilities & Stockholders' Investment ..............................   Oct. 3, 1998     Jan. 3,1998
                                                                        ------------    ------------

Current Liabilities:
    Notes/overdraft payable to banks ................................   $          0    $     93,000
    Accounts payable ................................................      7,022,000       9,701,000
    Accrued liabilities .............................................      7,310,000       8,726,000
    Income taxes payable and deferred taxes .........................        384,000         750,000
                                                                        ------------    ------------
        Total current liabilities ...................................     14,716,000      19,270,000
                                                                        ------------    ------------

Deferred Income Taxes ...............................................      2,244,000       2,196,000
Other Non-current Liabilites ........................................      1,490,000         855,000
Commitments and Contingencies
Stockholders' Investment:
  Common stock, $.10 par value--Authorized 10,000,000 shares
  Issued and outstanding--8,870,019 shares at October 3, 1998
    and 8,629,131 shares at January 3, 1998 .........................        825,000         827,000
  Additional paid-in capital ........................................      9,650,000      11,785,000
  Cumulative translation adjustments ................................     (2,252,000)     (1,749,000)
  Retained earnings:
    Balance beginning of year .......................................     27,644,000      20,269,000
    Net income for the period .......................................      5,578,000       7,375,000
                                                                        ------------    ------------
    Balance at end of period ........................................     33,222,000      27,644,000
                                                                        ------------    ------------
        Total stockholders' investment ..............................     41,445,000      38,507,000
                                                                        ------------    ------------
                                                                        $ 59,895,000    $ 60,828,000
                                                                        ============    ============

The accompanying notes are an integral part of these balance sheets.

                          FARR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
                                               Three Months Ended              Nine Months Ended
                                          Oct. 3, 1998   Sep. 27, 1997   Oct. 3, 1998    Sep. 27, 1997
                                          ------------   -------------   ------------    -------------
Net Sales .............................   $ 31,011,000    $ 31,612,000    $ 93,434,000    $ 93,522,000
Cost of Sales .........................     23,114,000      23,343,000      69,431,000      68,786,000
                                          ------------    ------------    ------------    ------------

Gross Margin ..........................      7,897,000       8,269,000      24,003,000      24,736,000

    Selling, general and administrative      5,112,000       5,242,000      15,450,000      16,027,000
    Interest expense ..................         25,000          40,000          89,000         173,000
    Interest income ...................        (71,000)        (30,000)       (201,000)        (72,000)
                                          ------------    ------------    ------------    ------------

Total Expenses ........................      5,066,000       5,252,000      15,338,000      16,128,000
                                          ------------    ------------    ------------    ------------

Income Before Income Taxes ............      2,831,000       3,017,000       8,665,000       8,608,000

Income Taxes ..........................      1,047,000       1,125,000       3,087,000       3,190,000
                                          ------------    ------------    ------------    ------------

Net Income ............................   $  1,784,000    $  1,892,000    $  5,578,000    $  5,418,000
                                          ============    ============    ============    ============





Diluted Earnings per Common Share * ...   $       0.21    $       0.23    $       0.66    $       0.65
                                          ============    ============    ============    ============

Basic Earnings per Common Share .......   $       0.21    $       0.23    $       0.67    $       0.66
                                          ============    ============    ============    ============



* Based upon 8,430,909 and 8,392,329 average shares outstanding at October 3, 1998 and September 27, 1997, respectively restated for 3 for 2 stock split.

The accompanying notes are an integral part of these statements.

                          FARR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                Year-to-Date
 Cash Provided by ( Used in ) :                          Oct. 3, 1998  Sep. 27, 1997
                                                         ------------  -------------
  Operating Activities:
    Net Income ........................................   $ 5,578,000    $ 5,418,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization .....................     1,854,000      1,764,000
    Provision for loss on accounts receivable .........       120,000        165,000
    Equity in loss of affiliate .......................        35,000              0
    Benefit retirement trust ..........................       614,000        510,000
    Change in deferred income taxes ...................        16,000         18,000
    Exchange gain .....................................       (32,000)       (57,000)
    Net loss on sale/retirement of P,P & E ............         4,000         25,000
    Changes in assets and liabilities
      Inventories .....................................        80,000      1,635,000
      Receivables and prepaid expenses ................      (968,000)      (728,000)
      Accounts payable & accrued expenses .............    (4,128,000)      (119,000)
      Net change in current income taxes payable ......       137,000       (129,000)
                                                          -----------    -----------

    Net cash provided by operating activities .........     3,310,000      8,502,000
                                                          -----------    -----------

  Investing Activities:

    Purchases of property, plant and equipment .......    (2,136,000)    (1,718,000)
    Redemptions (purchases) of short term investments      2,031,000     (2,001,000)
    Note receivable - affiliate ......................      (106,000)             0
    Investments in joint venture .....................             0       (184,000)
    Purchase of investments, benefits trust ..........      (614,000)      (490,000)
                                                         -----------    -----------

      Net cash used in investing activities ..........      (825,000)    (4,393,000)
                                                         -----------    -----------

  Financing Activities:

    Principal payments on revolving line of credit
      and long-term debt borrowings & overdrafts .....       (93,000)    (2,459,000)
    Treasury stock acquired ..........................    (2,844,000)             0
    Proceeds from sale of stock, stock option plans ..       719,000        240,000
    Other ............................................         9,000          7,000
                                                         -----------    -----------

      Net cash used in financing activities ..........    (2,209,000)    (2,212,000)
                                                         -----------    -----------

  Effect of Exchange Rate Changes on Cash ............      (146,000)       (18,000)

  Increase in Cash and Cash Equivalents ..............       130,000      1,879,000
  Cash and Cash Equivalents at Beginning of Period ...     5,109,000      1,997,000
                                                         -----------    -----------

    Cash and Cash Equivalents at End of Period .......   $ 5,239,000    $ 3,876,000
                                                         ===========    ===========


The accompanying notes are an integral part of these statements.

                          FARR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 OCTOBER 3, 1998

                                   (Unaudited)

1. Other than Common Stock, there have been no significant changes in the Company's policies, practices or position from that described in the notes to the Consolidated Financial Statements included in the 1997 Annual Report to Stockholders which was incorporated by reference in the Annual Report on Form 10-K for the year ended January 3, 1998.

2.       Common Stock
         On June 26, 1998, the Board of Directors authorized a 500,000 share stock repurchase plan. Under the plan, the Company may purchase from time to time a cumulative total of 500,000 shares of its common stock either on the open market or through negotiated transactions. No time limit has been set for completion of this stock repurchase program. Shares purchased are planned to be made with existing cash on hand. As of October 3, 1998, the Company has purchased 233,250 shares under the repurchase program.

         As of October 3, 1998, January 3, 1998 and December 28, 1996 the Company held in treasury 616,644, 357,834 and 376,586 shares of its common stock at a cost of $4,035,000, $1,191,000 and $1,399,000, respectively. Outstanding stock amounts are reflected net of outstanding treasury shares in the Consolidated Statements of Stockholder's Investment.

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

                                                          Three Months Ended                       Nine Months Ended
                                                 October 3, 1998  September 27, 1997      October 3, 1998  September 27, 1997
                                                 -----------------------------------      -----------------------------------

BASIC EARNINGS PER SHARE CALCULATION

   Earnings:
     Net Income                                    $1,784,000         $1,892,000            $5,578,000         $5,418,000
                                                   =============================            =============================

   Shares:
     Weighted average number of common
         shares outstanding                         8,303,045          8,222,499             8,313,662          8,208,516
                                                   =============================            =============================

   Net Income Per Common Share                     $     0.21         $     0.23            $     0.67         $     0.66
                                                   =============================            =============================


DILUTED EARNINGS PER SHARE CALCULATION

   Earnings:
     Net Income                                    $1,784,000         $1,892,000            $5,578,000         $5,418,000
                                                   =============================            =============================

   Shares:
     Weighted average number of common
         shares outstanding                         8,303,045          8,222,499             8,313,662          8,208,516
     Assuming exercise of options reduced by
         the number of shares which could have
         been purchased with the proceeds from
         exercise of such options                     105,716            195,742               129,450            183,813
                                                   -----------------------------            -----------------------------
     Weighted average number of common
         shares and dilutive common share
         equivalents outstanding                    8,408,761          8,418,241             8,443,112          8,392,329
                                                   =============================            =============================

   Net Income Per Common Share                     $     0.21         $     0.23            $     0.66         $     0.65
                                                   =============================            =============================


5. During fiscal 1998, the Company adopted Financial Accounting Standard No.130, "Reporting Comprehensive Income", (SFAS No. 130), which established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

                                                          Three Months Ended                       Nine Months Ended
                                                 October 3, 1998  September 27, 1997      October 3, 1998  September 27, 1997
                                                 -----------------------------------      -----------------------------------
  Net Income                                       $1,784,000         $1,892,000            $5,578,000         $5,418,000
  Other Comprehensive income, net of tax
    Foreign currency translation adjustments loss    (399,000)          (237,000)             (503,000)          (399,000)
                                                   -----------------------------            -----------------------------

  Comprehensive Income                             $1,385,000         $1,655,000            $5,075,000         $5,019,000
                                                   =============================            =============================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources
-------------------------------

FINANCIAL CONDITION

As of October 3, 1998, working capital was $24,556,000 compared to $21,737,000 at the end of 1997, representing a $2,819,000 increase in total working capital. The primary components of the change in working capital were decreases in accounts payable and accrued liabilities ($4,095,000) and an increase in accounts receivable ($641,000) partially offset by a net decrease in cash and cash equivalents and short term investments ($1,901,000).

The decreases in accounts payable and accrued liabilities primarily reflected large accounts payable payments against open capital expenditure payables at year-end and payments related to accrued employee benefit expenses.

Borrowing availability under the Company's domestic revolving credit facility at the end of the third quarter was $10,000,000.

Operating capital requirements of the Company are anticipated to be provided through cash flows generated from operating activities and borrowing availability under the Company's domestic revolving credit facility.

On April 28, 1998, the Board of Directors declared a 3-for-2 stock split of its common stock effected in the form of a 50 percent stock dividend. The stock dividend was distributed on May 29, 1998, to stockholders of record as of May 8, 1998.

On June 26, 1998, the Board of Directors authorized a 500,000 share stock repurchase plan. Under the plan, the Company may purchase from time to time a cumulative total of 500,000 shares of its common stock either on the open market or through negotiated transactions. No time limit has been set for completion of this stock repurchase program. Shares purchased are planned to be made with existing cash on hand and then will be held as treasury shares. As of October 3, 1998, the Company has purchased 233,250 shares under the repurchase program.

CASH FLOW

Cash flow generated from operating activities during the first nine months totaled $3,310,000 compared to $8,502,000 for the same period a year ago. The decrease in cash flow from operating activities was primarily related to the increase in working capital associated with decreases in accounts payable and accrued liabilities as compared to the same period last year.

Capital expenditures for the first nine months increased to $2,136,000 from $1,718,000 for the same period a year ago. Fourth quarter and 1998 total capital expenditures are anticipated to decrease from 1997 levels as 1997 expenditures for the Company's headquarters will not reoccur in the fourth quarter of 1998.

Results of Operations
---------------------

For the third quarter of 1998, the Company's sales of $31,011,000 were down $601,000 or 2 percent from 1997 third quarter sales of $31,612,000. Sales for the first nine months of $93,434,000 were about even with last year's nine month sales of $93,522,000. Third quarter and 1998 year-to-date sales in the Company's core HVAC business have been affected by generally soft, industry-wide demand for domestic environmental filtration products. In addition, continuing global financial concerns have reduced the Company's domestic export sales.

The soft market conditions for domestic environmental products is anticipated to be only short term while the global financial concerns remain uncertain as to their continuing adverse impact on international sales from the Company's domestic operations. To mitigate the sales impact on current year's earnings, the Company has already implemented cost reduction measures and has restructured and strengthened its overseas sales organization by hiring a new vice president of international sales and marketing. In addition, weakening Canadian foreign currency exchange rates, as compared to last year's level, reduced comparable reported nine months sales for 1998 by approximately $969,000.

Foreign subsidiary 1998 nine month sales were ahead of last year's nine month sales by 4 percent due to filter house, railroad and air pollution control products.

Third quarter 1998 net income totaled $1,784,000, down by $108,000 or 6 percent from $1,892,000 in the third quarter last year primarily because of a decrease in sales volume. Nine months 1998 net income advanced to $5,578,000, representing an increase of 3 percent from last year's first nine months net income of $5,418,000. The increase in the nine month income was attributable to improvements in the Company's Canadian and U.K. operations; overall operating efficiencies; lower selling, general and administrative expenses; and a decrease in the Company's effective income tax rate.

Gross margin as a percent of sales during the third quarter decreased to 25.5 percent as compared to 26.2 percent during the third quarter of 1997. The decrease in gross margin is primarily related to sales mix.

Selling, general and administrative expenses as a percentage of sales during the quarter dropped to 16.5 percent compared to 16.6 percent during the third quarter of 1997. Third quarter spending totaled $5,112,000 compared to $5,242,000 for the same period last year, reflecting decreases in selling and marketing related expenses associated with lower sales volume and nonrecurring 1997 sales reorganization expenses.

Changes in both interest expense and interest income generally reflect the Company's stronger cash position as compared to the prior year's lower average cash balances.

The effective tax rate during the third quarter decreased to 37 percent from
37.3 percent last year. Tax rates are expected to increase during the fourth quarter of 1998 as tax benefits derived from the Company's Foreign Sales Corporation are expected to decline due to lower export sales compared to last year.

On April 3, 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". Application of this statement will not have a significant impact to the Company's financial position or operating results.



In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999. Application of this statement will not have an impact to the Company's financial position or operating results.

YEAR 2000

The Company's internal business systems will be Year 2000 (Y2K) compliant by December 31, 1998. Major customers and suppliers have advised the Company that their systems either are Year 2000 compliant or are anticipated to be compliant by December 31, 1998. The Company does not anticipate material or significant external risks or exposures associated with Year 2000 issues. Unanticipated Year 2000 related problems will be addressed by a Y2K Task Force Team within the Company. The Company's estimate for external cost including consultants and software applications used to make the Company's internal business systems Y2K compliant are not material to the Company's business, operations or financial condition. The Company does not track internal cost incurred for the Y2K project that are principally related to payroll costs for its information systems group.

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



                                       FARR COMPANY



November 13, 1998                      /s/  Stephen E. Pegg
                                       ------------------------
                                       Stephen E. Pegg
                                       Senior Vice President
                                       Chief Financial Officer