Form 10-K
period 1999-01-02
FARR CO
filed 1999-03-30
CIK 34629

++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K
(Mark One)
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ( X )    EXCHANGE ACT OF 1934

           For the fiscal year ended    January 2, 1999

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

The aggregate market value of voting common stock held by non-affiliates of Registrant on March 12, 1999, based on the closing sale price on such date, was $75,469,630.

The number of shares of common stock outstanding on March 12, 1999 was 8,878,780.

++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++

                       DOCUMENTS INCORPORATED BY REFERENCE

     PART I AND II:

The Annual Report to Stockholders for the fiscal year ended January 2, 1999.

     PART I AND III:

The Proxy Statement for the Annual Meeting of Stockholders to be held
May 4, 1999.

                                     PART I
     Item 1.  Business
     -------  --------

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

     Many products manufactured by the Company are enclosed in hardware ranging from simple frames to large component modules weighing in excess of twenty tons. The percentage of the Company's total sales involving the fabrication of large enclosures used in special filtration was 6 percent, 5 percent and 7 percent in 1998, 1997 and 1996, respectively. These products are sold primarily for use with gas turbine installations in applications in the electrical generating, oil and gas industries.

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

     Product Engineering and Development

     At January 2, 1999, the Company employed approximately 47 engineers, draftsmen and technicians in the United States, Canada and England to improve and develop existing products, to design, develop and test new products and to improve production equipment and techniques. The Company spent approximately $2,530,000, $2,129,000 and $2,217,000 for product engineering and development in 1998, 1997, and 1996, respectively.

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

     During 1998, no customer accounted for more than 10 percent of net sales.

     Backlog

     The Company's backlog at January 2, 1999 was $14,961,000 as compared to $14,631,000 at January 3, 1998.

     Historically, backlog has not been a significant measure of the Company's future business activities since the majority of orders are shipped within forty-five to sixty days of receipt. During 1998, approximately 14 percent of the Company's business was derived from products with lead times longer than 60 days.

     These products are primarily heavy fabrication products such as gas turbine equipment. The backlog of orders relating to heavy fabrication products was approximately $2,231,000 and $3,006,000 at January 2, 1999 and January 3, 1998, respectively. All of the January 2, 1999 backlog is scheduled for delivery during 1999.

     International Operations

     The Company engages in operations in foreign countries as described above. For information regarding the geographic distribution of revenue and long-lived assets of the Company's domestic and international operations, see Note 12 of Notes to Consolidated Financial Statements, included in the Company's Annual Report to Stockholders, which is incorporated herein by reference.

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

     Employees

     At March 12, 1999, the Company had approximately 1,285 employees as compared to approximately 1,319 on March 6, 1998.

     The Company's four drivers and warehouse operators at its El Segundo service office are covered by a collective bargaining agreement with the Teamsters Union that expires on February 6, 2000. Twenty-eight employees at the Company's Delano plant are covered by a collective bargaining agreement with the Sheet Metal Workers International Association that expires June 30, 2001. At January 2, 1999, 140 employees at the Company's Montreal, Canada plant were covered by a three year collective bargaining agreement expiring August 31, 2000, and 48 employees at the Company's Birmingham, England plant were covered by a collective bargaining agreement that expires on December 31, 1999.

Executive Officers of the Registrant
------------------------------------

================================================================================
                                Position Held and
                           Business Experience During
    Name            Age           Past Five Years

John C. Johnston     55    President  and Chief  Executive  Officer of the
                           Company (since February 1999), Director of the
                           Company (since September 1996), President and Chief
                           Operating Officer of the Company (from February 1996 to February 1999), Senior Vice President of the
                           Company (from January 1995 to February 1996);
                           President of Easton Aluminum, Inc. (from January 1986 to December 1994).

Richard C. Larson    49    Senior Vice President of the Company (since February
                           1998), Vice President of the Company (from June 1997 to February 1998), President and Chief Executive
                           Officer of Mac Equipment, Inc., from May 1994 to May
                           1997.

H. Jack Meany        76    Chairman of the Board (since April 1994),  Chief
                           Executive Officer of the Company (from February 1996 to February 1999), President and Chief Executive
                           Officer (from April 1994 to February, 1996) Director of the Company (from June 1976 to March 1994);
                           Chairman of the Board and Chief Executive Officer
                           (from October 1975 to March 1988) of NI Industries,
                           Inc., a manufacturer of building, industrial, and defense products; Director, APS Corp. and BWP
                           International, Inc.

Steve Pegg           40    Senior Vice President, Secretary and Chief Financial
                           Officer of the Company (since August 1998); Vice
                           President and Chief Financial Officer of Mac
                           Equipment, Inc., from June 1992 toAugust 1998.

Myron G. Rasmussen   61    Vice President of the Company (since March 1990),
                           Director of Engineering of the Company (from August
                           1977 to May 1990).

John Vissers         49    Vice President, Controller, Assistant Secretary and
                           Assistant Treasurer of the Company (since April
                           1998), Controller and Assistant Secretary of the
                           Company (from March 1992 to April 1998).

Philip L. Whitaker   35    Vice President of the Company (since September 1998);
                           International Sales Manager of Crisparire Corporation
                           (from June 1997 to September 1998); General Sales
                           Manager of Airflow Company (from May 1992 to June
                           1997).

================================================================================

     Item 2.  Properties
     -------  ----------

     The location and general description of the Company's principal properties at March 12, 1999 are set forth in the following tables. All such properties are owned by the Company except as noted:

                                    Floor Area
     Location                      (Square Feet)      Principal Uses

     Jonesboro, AR                     220,000        Manufacturing
     El Segundo, CA                     50,000        Closed
     El Segundo, CA                     40,000        Corporate Offices
     Delano, CA                         39,000        Manufacturing
     Corcoran, CA                       80,000        Manufacturing
     Eatonton, GA (leased)              76,000        Closed
     Crystal Lake, IL                  120,000        Manufacturing
     Holly Springs, MS                 208,000        Manufacturing
     Conover, NC                       107,000        Manufacturing
     Washington, NC (leased)            15,000        Manufacturing
     Montreal, Canada                  146,000        Manufacturing
     Birmingham, England                82,000        Manufacturing
     Memphis, Tennessee                  5,000        Sales/Engineering Office

     The Company leases sales office and warehouse space in or near San Diego, California; Phoenix, Arizona; Detroit, Michigan; Toronto, Ontario, Canada; British Columbia, Canada; Manitoba, Canada; Quebec, Canada; and Singapore.

     The Company believes that its facilities and manufacturing equipment are well maintained and adequate for current operations. During 1998, the Company believes that utilization of its various production facilities ranged from 50 to 90 percent.


     Item 3.  Legal Proceedings
     -------  -----------------

     The Company is involved in several claims and suits that arise out of the ordinary course of business, and has tax returns under review. Management believes that these matters are either adequately reserved, covered by its insurance, or would not have a material adverse effect on the financial position or operations of the Company if disposed of unfavorably.

     Item 4.  Submission of Matters to a Vote of Security Holders
     -------  ---------------------------------------------------

     Not applicable.

     Incorporation by Reference
     --------------------------

     The following portion of the Company's Annual Report to Stockholders for the year ended January 2, 1999 ("Annual Report") is hereby incorporated by reference.

        Form 10-K Item No.             Document          Portion of Document
        ----------------------         -------------     -------------------

        Part I -- Item 1 and 2         Annual Report     Pages 7 through 19

                                     PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder
     -------  -------------------------------------------------------------
              Matters
              -------

     The Company's Common Stock trades on the Nasdaq National Market under the symbol FARC. At March 12, 1999, there were approximately 428 stockholders of record of the Company's Common Stock.

     Dividends
     ---------

     The Company did not pay any dividends on its Common Stock over the last two years.

     On April 29, 1998, The Company's Board of Directors declared a dividend to be paid in the form of a 3 for 2 stock split, payable on May 29, 1998, to stockholders of record on May 8, 1998.

     This Item 5 should be read in conjunction with information appearing under the captions "Consolidated Statements of Stockholders' Investment", "Selected Financial Data" and "Summary of Stock Quotations" on pages 8, 20 and 25, respectively, of the Annual Report.

     Item 6.   Selected Financial Data
     -------   -----------------------

     The five year summary under "Selected Financial Data" included on page 20 of the Annual Report is incorporated herein by this reference. The five-year summary should be read in conjunction with the Company's consolidated financial statements and accompanying notes included under
     Item 8, Consolidated Financial Statements and Supplementary Data.

     Item 7.   Management's Discussion and Analysis of Financial Condition and
     -------   ---------------------------------------------------------------
               Results of Operations
               ---------------------

     "Management's Discussion and Analysis" on pages 21 through 24 of the Annual Report is incorporated herein by this reference.

     Item 8.   Consolidated Financial Statements and Supplementary Data
     -------   --------------------------------------------------------

     Pages 7 through 19 of the Annual Report, which include the consolidated financial statements, and the Report of Independent Public Accountants as listed in Item 14 (a) (1), are incorporated herein by this reference.

     Item 9.   Changes in and Disagreements with Accountants on Accounting and
     -------   ---------------------------------------------------------------
               Financial Disclosure
               --------------------

     Not applicable.

                                    PART III


     Compliance with Section 16(a) of the Exchange Act

     Information appearing under the caption "Compliance With Section 16(a) of the Exchange Act" in the Company's 1999 Proxy Statement is incorporated herein by this reference.

     Item 10.   Directors and Executive Officers of the Registrant.
     --------   ---------------------------------------------------

     Information appearing under the caption "Election of Directors" in the Company's 1999 Proxy Statement is incorporated herein by this reference.

     Item 11.   Executive Compensation
     --------   ----------------------

     Information appearing under the caption "Executive Compensation" in the Company's 1999 Proxy Statement is incorporated herein by this reference. Information appearing under the captions "Compensation Committee Report" and "Performance Graph" in the Company's 1999 Proxy Statement is not incorporated herein by this reference.

     Item 12.   Security Ownership of Certain Beneficial Owners and Management
     --------   --------------------------------------------------------------

     Information appearing under the caption "Ownership of the Company's Securities" in the Company's 1999 Proxy Statement is incorporated herein by this reference.

     Item 13.   Certain Relationships and Related Transactions
     --------   ----------------------------------------------

     Note 1 to the consolidated financial statements, included on pages 10 and 11 of the Annual Report, and the caption "Independent Public Accountants" in the Company's 1999 Proxy Statement contain information about certain relationships and are incorporated herein by this reference.

                                     PART IV


  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
  --------   ---------------------------------------------------------------

     (a)  Financial Statements, Schedules and Exhibits:

         (1)  Index to Financial Statements and Supplementary Data.

              The financial statements listed below are set forth in the Annual Report for the fiscal year ended January 2, 1999 and are incorporated herein by this reference.

                                                                  Annual Report
                                                                     Page No.

              Consolidated Balance Sheets at January 2, 1999
              and January 3, 1998.                                       7

              Consolidated Statements of Income and
              Consolidated Statements of Stockholders'
              Investment for the three years ended January 2,
              1999, January 3, 1998 and December 28, 1996.               8

              Consolidated Statements of Cash Flows for the
              three years ended January 2, 1999, January 3,
              1998 and December 28, 1996.                                9

              Notes to the Consolidated Financial Statements         10-19

              Report of Independent Public Accountants                  19

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

                                  FARR COMPANY

     Dated:      March 23, 1999        By: /s/ H. Jack Meany
             ----------------------    ------------------------------------
                                       H. Jack Meany
                                       Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Dated:      March 23, 1999        By: /s/ H. Jack Meany
             ----------------------    -------------------------------------
                                       H. Jack Meany
                                       Chairman of the Board of Directors

     Dated:      March 23, 1999        By: /s/ Robert G. Batinovich
             ----------------------    -------------------------------------
                                       Robert G. Batinovich
                                       Director

     Dated:      March 23, 1999        By: /s/ Richard P. Bermingham
             ----------------------    -------------------------------------
                                       Richard P. Bermingham
                                       Director

     Dated:      March 23, 1999        By: /s/ Denis R. Brown, Jr.
             ----------------------    -------------------------------------
                                       Denis R. Brown, Jr.
                                       Director

     Dated:      March 23, 1999        By: /s/ A. Frederick Gerstell
             ----------------------    -------------------------------------
                                       A. Frederick Gerstell
                                       Director

     Dated:      March 23, 1999        By: /s/ John C. Johnston
             ----------------------    -------------------------------------
                                       John C. Johnston
                                       Director, President and
                                       Chief Executive Officer

     Dated:      March 23, 1999        By: /s/ John J. Kimes
             ----------------------    -------------------------------------
                                       John J. Kimes
                                       Director

     Dated:      March 23, 1999        By: /s/  John A. Sullivan
             ----------------------    -------------------------------------
                                       John A. Sullivan
                                       Director

     Dated:      March 23, 1999        By: /s/  Steve Pegg
             ----------------------    -------------------------------------
                                       Steve Pegg
                                       Sr. Vice President, Secretary, Treasurer
                                       and Chief Financial Officer

                          FARR COMPANY AND SUBSIDIARIES

                                List of Exhibits


        Item         Description

     3.1 Certificate of Incorporation of Registrant as currently in effect. Filed as Exhibit 3.1 on Form 10-K dated December 30, 1995 and incorporated herein by this reference.

     3. Amended By-Laws of Registrant as currently in effect. Filed as Exhibit 3.2 on Form 10-K dated December 30, 1995 and incorporated herein by this reference.

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

    *10.14 Non-Employee Directors Stock Option Plan. Filed as Exhibit 10.14 on Form 10-K for the year ended December 29, 1990 and incorporated herein by this reference.

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

     10.41     Joint Venture Agrement between Farr Company and Quest
               Technology SDN.BHD dated as of April 15, 1997. Filed as Exhibit
               10.41 on Form 10-K dated January 3, 1998 and incorporated herein by this reference.

     10.42 Metalcraft Stock Purchase Agreement datd October 28, 1997. Filed as Exhibit 10.42 on Form 10-K dated January 3, 1998 and incorporated herein by this reference.

     13 Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 1, 2, 5, 6, 7 and 8 of this Form 10-K, the 1998 Annual Report to Stockholders is not deemed to be filed as a part of this report.

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