Form 10-Q
period 1999-01-02
FARR CO
filed 1999-05-14
CIK 34629

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

                 For the Quarterly Period ended April 3, 1999

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

Number of shares of registrants common stock outstanding as of close of the period covered by this report: 8,880,186.

================================================================================

                         PART I - FINANCIAL INFORMATION

                          FARR COMPANY AND SUBSIDIARIES

                                    INDEX TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 3, 1999

Part I - Financial Information

Introduction

Condensed Consolidated Financial Statements

    Balance Sheets - April 3, 1999 and January 2, 1999

    Income Statements for the three months ended April 3, 1999 and April 4, 1998

    Statements of Cash Flows for the three months ended April 3, 1999 and April 4, 1998

    Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis


Part II - Other Information

Item 6.a.      Exhibits

                          FARR COMPANY AND SUBSIDIARIES

                                 INTRODUCTION TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 3, 1999


     The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of April 3, 1999 and the results of operations for the three months ended April 3, 1999 and April 4, 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                          FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
Assets                                                                  Apr. 3, 1999     Jan. 2, 1999
                                                                        ------------    -------------
                                                                         (Unaudited)      (Audited)
Current Assets:
   Cash and cash equivalents.........................................   $  5,356,000    $  6,083,000
   Accounts receivable, less allowance of $388,000 in
       1999 and $370,000 in 1998.....................................     18,617,000      19,433,000
   Inventories
        Raw materials................................................      3,847,000       4,629,000
        Work in process..............................................      3,516,000       3,413,000
        Finished goods...............................................      3,101,000       2,774,000
                                                                        ------------    ------------
                                                                          10,464,000      10,816,000
   Prepaid expenses..................................................        680,000         688,000
   Income taxes receivable...........................................        849,000         849,000
   Deferred tax benefit..............................................      1,221,000       1,221,000
                                                                        ------------    ------------
         Total current assets........................................     37,187,000      39,090,000
                                                                        ------------    ------------
Property, Plant and Equipment at cost
   Land..............................................................      2,264,000       2,246,000
   Buildings and improvements........................................     18,490,000      18,468,000
   Machinery and equipment...........................................     36,118,000      36,340,000
                                                                        ------------    ------------
                                                                          56,872,000      57,054,000
   Less-accumulated depreciation and amortization....................     39,236,000      39,027,000
                                                                        ------------    ------------
                                                                          17,636,000      18,027,000
Other................................................................      2,926,000       2,784,000
                                                                        ------------    ------------
                                                                        $ 57,749,000    $ 59,901,000
                                                                        ============    ============



Liabilities & Stockholders' Investment                                  Apr. 3, 1999    Jan. 2, 1999
                                                                        ------------    ------------
Current Liabilities:
   Notes/overdraft payable to banks..................................   $     34,000    $    145,000
   Accounts payable..................................................      5,384,000       6,061,000
   Accrued liabilities...............................................      6,734,000       7,072,000
   Income taxes payable and deferred taxes...........................      1,491,000       1,287,000
                                                                        ------------    ------------
      Total current liabilities......................................     13,643,000      14,565,000
                                                                        ------------    ------------
Deferred Income Taxes................................................      1,773,000       1,773,000
Other Non-current Liabilities........................................      1,718,000       1,509,000
Commitments and Contingencies........................................           --              --
Stockholders' Investment:
   Common stock, $.10 par value--Authorized 10,000,000 shares
   Issued and outstanding--8,880,186 shares at April 3,
      1999 and 8,874,468 shares at January 2, 1999...................        778,000         813,000
   Additional paid-in capital........................................      5,240,000       8,480,000
   Cumulative translation adjustments................................     (2,324,000)     (2,405,000)
   Retained earnings:
      Balance beginning of year......................................     35,166,000      27,644,000
      Net income for the period......................................      1,722,000       7,205,000
      Other..........................................................         33,000         317,000
                                                                        ------------    ------------
      Balance at end of period.......................................     36,921,000      35,166,000
                                                                        ------------    ------------
         Total stockholders' investment..............................     40,615,000      42,054,000
                                                                        ------------    ------------
                                                                        $ 57,749,000    $ 59,901,000
                                                                        ============    ============

The accompanying notes are an integral part of these balance sheets.



                          FARR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
                                                         Three Months Ended
                                                   April 3, 1999   April 4, 1998
                                                   -------------   -------------

Net Sales........................................  $ 29,743,000    $ 31,989,000
Cost of Sales....................................    22,001,000      23,783,000
                                                   ------------    ------------

Gross Margin.....................................     7,742,000       8,206,000

    Selling, general and administrative expense..     5,054,000       5,282,000
    Interest expense.............................        24,000          36,000
    Interest income..............................       (64,000)        (68,000)
                                                   ------------    ------------

Total Expenses...................................     5,014,000       5,250,000
                                                   ------------    ------------

Income Before Income Taxes.......................     2,728,000       2,956,000

Income Taxes.....................................     1,006,000       1,038,000
                                                   ------------    ------------

Net Income.......................................  $  1,722,000    $  1,918,000
                                                   ============    ============






Diluted Earnings per Common Share *..............  $       0.21    $       0.23
                                                   ============    ============


Basic Earnings per Common Share..................  $       0.22    $       0.23
                                                   ============    ============





* Based upon 8,167,194 and 8,476,084 average shares outstanding at April 3, 1999 and April 4, 1998, respectively. The average shares outstanding have been restated to reflect the 3-for-2 stock split declared in April 1998.


The accompanying notes are an integral part of these statements.

                          FARR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended
Cash Provided by ( Used in ) :                            April 3, 1999  April 4, 1998
                                                          -------------  -------------
Operating Activities:
Net Income............................................... $ 1,722,000    $ 1,918,000
  Adjustments to reconcile net income to net cash
       Provided by operating activities:
   Depreciation and amortization.........................     617,000        626,000
   Provision for loss on accounts receivable.............      40,000         40,000
   Equity in loss of affiliate...........................      21,000           --
   Benefit retirement trust..............................     231,000        397,000
   Exchange gain (loss)..................................     (47,000)        16,000
   Net loss on sale/retirement of P,P & E................     (10,000)          --
   Change in assets and liabilities
       Inventories.......................................     372,000       (730,000)
       Receivables and prepaid expenses..................     849,000        108,000
       Accounts payable & accrued expenses...............    (896,000)    (2,902,000)
       Net change in current income taxes payable........     186,000        875,000
                                                          -----------    -----------
   Net cash provided by operating activities.............   3,085,000        348,000
                                                          -----------    -----------

Investing Activities:
Purchases of property, plant and equipment...............    (300,000)      (777,000)
Redemption of short term investments.....................        --        2,031,000
Issuance of note receivable - affiliate..................        --         (106,000)
Investments in joint venture.............................      42,000           --
Proceeds from sales of property, plant and equipment.....      10,000           --
Purchase of investments, benefits trust..................    (231,000)      (397,000)
                                                          -----------    -----------
    Net cash provided by (used in) investing activities..    (479,000)       751,000
                                                          -----------    -----------

Financing Activities:
Proceeds from (payments on) revolving line of credit.....    (111,000)       128,000
Treasury stock acquired..................................  (3,296,000)       (19,000)
Proceeds from sale of stock, stock option plans..........      21,000         34,000
Other (Principal payments on notes receivable)...........       5,000          2,000
                                                          -----------    -----------
   Net cash provided by (used in) financing activities...  (3,381,000)       145,000
                                                          -----------    -----------
Effect of Exchange Rate Changes on Cash..................      48,000          6,000
                                                          -----------    -----------
(Decrease) increase in Cash and Cash Equivalents.........    (727,000)     1,250,000
Cash and Cash Equivalents at Beginning of Period.........   6,083,000      5,109,000
                                                          -----------    -----------
Cash and Cash Equivalents at End of Period............... $ 5,356,000    $ 6,359,000
                                                          ===========    ===========

The accompanying notes are an integral part of these statements.

                          FARR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 3, 1999

                                   (Unaudited)

1. There have been no significant changes in the Company's policies, practices or position from that described in the notes to the Consolidated Financial Statements included in the 1998 Annual Report to Stockholders which was incorporated by reference in the Annual Report on Form 10-K for the year ended January 2, 1999.

2.       Common Stock
         On February 16, 1999 and May 4, 1999, the Board of Directors authorized purchases of 500,000 shares and 1,000,000 shares, respectively, in addition to the original 500,000 shares under the stock repurchase plan approved on June 26, 1998. Under the plan, the Company may purchase from time to time a cumulative total of 2,000,000 shares of its common stock either on the open market or through negotiated transactions. No time limit has been set for completion of this stock repurchase program. Shares purchased are planned to be made with existing cash on hand. During the first quarter of 1999, 360,000 shares were acquired under the repurchase program, bringing the total purchases to 720,550 shares.

         As of April 3, 1999 and January 2, 1999 the Company held in treasury 1,103,944 and 743,944 shares of its common stock at a cost of $8,591,000 and $5,295,000, respectively. Outstanding stock amounts are reflected net of outstanding treasury shares in the Consolidated Statements of Stockholders' Investment.

         On March 23, 1999, the Board of Directors extended the expiration date of the Company's stock Rights Agreement from April 3, 1999 to April 3, 2009.

3.       Earnings per Share Calculation
         As a result of the 3-for-2 stock split distributed on May 29, 1998, per share amounts for 1998 have been restated to reflect the weighted average number of shares of common stock outstanding. The per share amounts are calculated as though the stock split occurred in the first day of the year.

                                                 April 3, 1999    April 4, 1998
                                                 -------------    -------------

BASIC EARNINGS PER SHARE CALCULATION
  Earnings:
  ---------
    Net Income.................................   $1,722,000        $1,918,000
                                                  ==========        ==========

  Shares:
  -------
    Weighted average number of common
      shares outstanding.......................    8,001,502         8,273,979
                                                   =========         =========

    Net Income Per Common Share................   $     0.22        $     0.23
                                                  ==========        ==========



                                                 April 3, 1999    April 4, 1998
                                                 -------------    -------------

DILUTED EARNINGS PER SHARE CALCULATION

  Earnings:
  ---------
    Net Income.................................   $1,722,000        $1,918,000
                                                  ==========        ==========

  Shares:
  -------
    Weighted average number of common
      shares outstanding.......................    8,001,502         8,273,979
    Assuming exercise of options reduced by
      the number of shares which could have
      been purchased with the proceeds from
      exercise of such options.................      165,692           202,105
                                                   ---------        ----------
    Weighted average number of common
      shares and dilutive common share
      equivalents outstanding..................    8,167,194         8,476,084
                                                   =========         =========

    Net Income Per Common Share................   $     0.21        $     0.23
                                                  ==========        ==========


4. Comprehensive income for the current quarter and comparable prior year's quarter are as follows:

                                                   April 3, 1999  April 4, 1998
                                                   -------------  -------------

Net Income......................................     $1,722,000     $1,918,000
Other Comprehensive income, net of tax
  Foreign currency translation adjustments......         81,000        235,000
                                                     ----------     ----------

Comprehensive Income............................     $1,803,000     $2,153,000
                                                     ==========     ==========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources
-------------------------------


FINANCIAL CONDITION

As of April 3, 1999, working capital was $23,544,000 compared to $24,525,000 at the end of 1998, representing a $981,000 decrease in total working capital for the first three months of 1999. The primary components of the change in working capital during the first quarter were decreases in accounts receivable ($816,000), inventories ($352,000), and cash and short term investments ($727,000) partially offset by decreases in accounts payable and accrued liabilities ($1,126,000).

The decrease in accounts receivable reflects improved collections during the first quarter of 1999 compared to the fourth quarter of 1998. The decreases in accounts payable and accrued liabilities primarily reflect payments related to accrued employee benefit expenses made during the first quarter.

As of April 3, 1999, borrowing availability under the Company's domestic revolving credit facility was $10,000,000 and no borrowings were outstanding. This credit facility expires in June 1999 and is anticipated to be extended to June 2001 with the same credit terms and borrowing limit.

During the first quarter, the Company acquired 360,000 shares of its common stock ($3,296,000) under its stock repurchase program. As of April 3, 1999, a cumulative total of 720,550 shares have been purchased under the stock repurchase program.

The Company's cash flow generated from operating activities combined with current cash balances are anticipated to generate adequate cash flow to meet planned operating needs, provide for capital spending, complete the stock repurchase program covering 2,000,000 shares and meet current debt service requirements.


CASH FLOW

Cash flow from operating activities during the first quarter totaled $3,085,000 compared to $348,000 for the same period a year ago. The increase in cash flow from operating activities was primarily related to the decrease in working capital associated with the smaller decrease in accounts payable and accrued expenses as compared to the same period a year ago and the current quarter's decrease in accounts receivable.

Capital expenditures during the first quarter decreased to $300,000 from $777,000 for the same period last year. Capital expenditures decreased from 1998 levels as 1998 expenditures included the Company's new headquarters facility that did not reoccur in 1999.

Results of Operations
---------------------


First quarter 1999 sales of $29,743,000 were down $2,246,000 or 7 percent from 1998 first quarter sales of $31,989,000. The decrease in sales reflected continued softness in demand for air filtration products both in our foreign and domestic markets. Foreign subsidiary sales were down 14 percent during the first quarter compared to the same period a year ago.

First quarter net income totaled $1,722,000, down $196,000 or 10 percent from $1,918,000 in the first quarter last year. The sales decrease discussed above was the primary factor driving the decline in net income results. Foreign subsidiaries' net income accounted for approximately 27 percent of the consolidated net income, and was down from 30 percent from last year's first quarter primarily as a result of lower sales volume in our U.K. subsidiary.

Gross margin as a percent of sales during the first quarter increased slightly to 26.0 percent as compared to 25.7 percent during the first quarter of last year. The increase was primarily due to improved domestic operating efficiencies.

Selling, general and administrative expenses as a percentage of sales during the first quarter of 1999 were 17.0 percent compared to 16.5 percent during the first quarter of 1998. First quarter spending totaled $5,054,000 compared to $5,282,000 for the same period last year, reflecting modest decreases in total marketing and selling expenses associated with lower sales volume.

The nominal changes in interest expense and interest income over the first quarter last year reflect changes in the Company's average cash and borrowing balances.

The effective tax rate during the first quarter increased to 37 percent from 35 percent last year due to lower tax benefits associated with the Company's Foreign Sales Corporation (FSC).

                           PART II - OTHER INFORMATION



Item 6.a.         Exhibits
---------         --------

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



                                         FARR COMPANY
                                         (Registrant)


May 14, 1999                             /s/  Steve Pegg
                                              Steve Pegg
                                              Senior Vice President and
                                              Chief Financial Officer