Form 10-Q
period 1999-07-03
FARR CO
filed 1999-08-16
CIK 34629

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

                   For the Quarterly Period ended July 3, 1999

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

                             -----------------------

     Internal Revenue SService -- Employer Identification Number 95-1288401

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

Number of shares of registrants common stock outstanding as of close of the period covered by this report: 8,885,904.

================================================================================

                         PART I - FINANCIAL INFORMATION

                          FARR COMPANY AND SUBSIDIARIES

                                    INDEX TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 3, 1999


Part I - Financial Information

Introduction

Condensed Consolidated Financial Statements

         Balance Sheets - July 3, 1999 and January 2, 1999

         Income Statements for the three months ended July 3, 1999 and July 4, 1998 and for the six months ended July 3, 1999 and July 4, 1998

         Statements of Cash Flows for the six months ended July 3, 1999 and July 4, 1998

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

Item 6.a.         Exhibits

                          FARR COMPANY AND SUBSIDIARIES

                                 INTRODUCTION TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 3, 1999


         The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of July 3, 1999 and the results of operations for the three and six months ended July 3, 1999 and July 4, 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                          FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Assets                                                             July 3, 1999    Jan. 2, 1999
                                                                  --------------  --------------
                                                                    (Unaudited)      (Audited)
Current Assets:
     Cash and cash equivalents ..................................  $  2,279,000    $  6,083,000
     Accounts receivable, less allowance of $391,000
         in 1999 and $370,000 in 1998 ...........................    18,294,000      19,433,000
     Inventories
         Raw materials ..........................................     3,571,000       4,629,000
         Work in process ........................................     4,088,000       3,413,000
         Finished goods .........................................     2,550,000       2,774,000
                                                                   ------------    ------------
                                                                     10,209,000      10,816,000
     Prepaid expenses ...........................................       777,000         688,000
     Income taxes receivable ....................................       849,000         849,000
     Deferred tax benefit .......................................     1,221,000       1,221,000
                                                                   ------------    ------------
       Total current assets .....................................    33,629,000      39,090,000
                                                                   ------------    ------------

Property, Plant and Equipment, at Cost
     Land .......................................................     2,263,000       2,246,000
     Buildings and improvements .................................    18,526,000      18,468,000
     Machinery and equipment ....................................    36,580,000      36,340,000
                                                                   ------------    ------------
                                                                     57,369,000      57,054,000
     Less-accumulated depreciation and amortization .............    39,883,000      39,027,000
                                                                   ------------    ------------
                                                                     17,486,000      18,027,000
Other ...........................................................     3,030,000       2,784,000
                                                                   ------------    ------------
                                                                   $ 54,145,000    $ 59,901,000
                                                                   ============    ============

Liabilities & Stockholders' Investment .........................   July 3, 1999    Jan. 2, 1999
                                                                  --------------  --------------
                                                                    (Unaudited)      (Audited)
Current Liabilities:
     Notes/overdraft payable to banks ..........................   $          0    $    145,000
     Accounts payable ..........................................      5,081,000       6,061,000
     Accrued liabilities .......................................      6,621,000       7,072,000
     Income taxes payable and deferred taxes ...................        833,000       1,287,000
                                                                   ------------    ------------
        Total current liabilities ..............................     12,535,000      14,565,000
                                                                   ------------    ------------

Deferred Income Taxes ..........................................      1,773,000       1,773,000
Other Non-current Liabilites ...................................      1,787,000       1,509,000
Commitments and Contingencies
Stockholders' Investment:
  Common  stock,  $.10  par  value--Authorized   20,000,000
      shares  Issued  and outstanding--8,885,904 shares at
      July 3, 1999 and 8,874,468 shares at January 2, 1999 .....        734,000         813,000
  Additional paid-in capital ...................................      8,948,000      11,421,000
  Cumulative translation adjustments ...........................     (2,191,000)     (2,405,000)
  Retained earnings:
    Balance beginning of year ..................................     32,225,000      27,644,000
    Net income for the period ..................................      3,334,000       7,205,000
    Other ......................................................     (5,000,000)     (2,624,000)
                                                                   ------------    ------------
    Balance at end of period ...................................     30,559,000      32,225,000
                                                                   ------------    ------------
      Total stockholders' investment ...........................     38,050,000      42,054,000
                                                                   ------------    ------------
                                                                   $ 54,145,000    $ 59,901,000
                                                                   ============    ============

The accompanying notes are an integral part of these statements.


                          FARR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
                                                         Three Months Ended             Six Months Ended
                                                     July 3, 1999  July 4, 1998    July 3, 1999  July 4, 1998
                                                     --------------------------    --------------------------

Net Sales ........................................   $ 29,464,000  $ 30,434,000    $ 59,207,000  $ 62,423,000
Cost of Sales ....................................     21,679,000    22,534,000      43,680,000    46,317,000
                                                     ------------  ------------    ------------  ------------

Gross Margin .....................................      7,785,000     7,900,000      15,527,000    16,106,000

    Selling, general and administrative ..........      5,275,000     5,056,000      10,329,000    10,338,000
    Interest expense .............................         17,000        28,000          41,000        64,000
    Interest income ..............................        (46,000)      (62,000)       (110,000)     (130,000)
                                                     ------------  ------------    ------------  ------------

Total Expenses ...................................      5,246,000     5,022,000      10,260,000    10,272,000
                                                     ------------  ------------    ------------  ------------

Income Before Income Taxes .......................      2,539,000     2,878,000       5,267,000     5,834,000

Income Taxes .....................................        927,000     1,002,000       1,933,000     2,040,000
                                                     ------------  ------------    ------------  ------------

Net Income .......................................   $  1,612,000  $  1,876,000    $  3,334,000  $  3,794,000
                                                     ============  ============    ============  ============




Diluted Earnings per Common Share ................   $       0.21  $       0.22    $       0.42  $       0.45
                                                     ============  ============    ============  ============

Shares outstanding for diluted earnings ..........      7,735,902     8,500,624       7,951,549     8,488,368
                                                     ============  ============    ============  ============


Basic Earnings per Common Share ..................   $       0.21  $       0.23    $       0.43  $       0.46
                                                     ============  ============    ============  ============

Shares outstanding for basic earnings ............      7,550,007     8,318,971       7,775,755     8,296,475
                                                     ============  ============    ============  ============



The accompanying notes are an integral part of these statements.

                          FARR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                           Year-to-Date
                                                                   July 3, 1999   July 4, 1998
                                                                   ------------   ------------
Cash Provided by ( Used in ) :
     Operating Activities:
         Net Income .............................................   $ 3,334,000    $ 3,794,000
           Adjustments to reconcile net income to net cash
                provided by operating activities:
            Depreciation and amortization .......................     1,243,000      1,203,000
            Provision for loss on accounts receivable ...........        79,000         80,000
            Equity in loss of affiliate .........................        40,000          9,000
            Benefit retirement trust ............................       370,000        525,000
            Change in deferred income taxes .....................       (35,000)        (1,000)
            Exchange gain (loss) ................................         9,000        (52,000)
            Net (gain) loss on sale/retirement of P,P & E .......       (10,000)         3,000
            Changes in assets and liabilities
               Inventories ......................................       649,000       (304,000)
               Receivables and prepaid expenses .................     1,136,000     (1,372,000)
               Accounts payable & accrued expenses ..............    (1,329,000)    (2,930,000)
               Net change in current income taxes payable .......      (454,000)       484,000
                                                                    -----------    -----------

             Net cash provided by operating activities ..........     5,032,000      1,439,000
                                                                    -----------    -----------

     Investing Activities:

         Purchases of property, plant and equipment .............      (747,000)    (1,344,000)
         Redemptions of short term investments ..................             0      2,031,000
         Note receivable - affiliate ............................             0       (106,000)
         Purchase of asset held for sale ........................      (176,000)             0
         Proceeds from sale of property, plant and equipment ....        10,000              0
         Purchase of investments, benefits trust ................      (370,000)      (525,000)
                                                                    -----------    -----------

             Net cash used in investing activities ..............    (1,283,000)        56,000
                                                                    -----------    -----------

     Financing Activities:

         Principal payments on revolving line of credit
          and long-term debt borrowings & overdrafts ............      (142,000)       (81,000)
         Treasury stock acquired ................................    (7,624,000)      (318,000)
         Proceeds from sale of stock, stock option plans ........        39,000        463,000
         Other ..................................................        88,000          7,000
                                                                    -----------    -----------

            Net cash used in financing activities ...............    (7,639,000)        71,000
                                                                    -----------    -----------

     Effect of Exchange Rate Changes on Cash ....................        86,000        (57,000)
                                                                    -----------    -----------

     (Decrease) Increase in Cash and Cash Equivalents ...........    (3,804,000)     1,509,000
     Cash and Cash Equivalents at Beginning of Period ...........     6,083,000      5,109,000
                                                                    -----------    -----------

         Cash and Cash Equivalents at End of Period .............   $ 2,279,000    $ 6,618,000
                                                                    ===========    ===========


The accompanying notes are an integral part of these statements.

                          FARR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 3, 1999

                                   (Unaudited)

1. There have been no significant changes in the Company's policies, practices or position from that described in the notes to the Consolidated Financial Statements included in the 1998 Annual Report to Stockholders which was incorporated by reference in the Annual Report on Form 10-K for the year ended January 2, 1999.

2.       Common Stock
         On February 16, 1999 and May 4, 1999, the Board of Directors authorized purchases of 500,000 shares and 1,000,000 shares, respectively, in addition to the original 500,000 shares under the stock repurchase plan approved on June 26, 1998. Under the plan, the Company may purchase from time to time a cumulative total of 2,000,000 shares of its common stock either on the open market or through negotiated transactions. No time limit has been set for completion of this stock repurchase program. Shares purchased are planned to be made with existing cash on hand. During the second quarter of 1999, 437,500 shares were acquired under the repurchase program, bringing the total purchases to 1,158,050 shares.

         As of July 3, 1999 and January 2, 1999 the Company held in treasury 1,541,726 and 743,944 shares of its common stock at a cost of $12,919,000 and $5,295,000, respectively.

         For the current period, a change in the method of presenting the treasury stock was used. Common stock, additional paid-in capital and retained earnings amounts are reported net of treasury stock costs.
         Certain reclassifications have been made to the prior year's Stockholders' Equity to conform with the current year's presentation.

3.       Earnings per Share Calculation
         As a result of the 3-for-2 stock split distributed on May 29, 1998, per share amounts for 1998 have been restated to reflect the weighted average number of shares of common stock outstanding. The per share amounts are calculated as though the stock split occurred in the first day of the year.

                                                        Three Months Ended            Six Months Ended
                                                    July 3, 1999 July 4, 1998    July 3, 1999 July 4, 1998
                                                    ------------ ------------    ------------ ------------

BASIC EARNINGS PER SHARE CALCULATION

    Earnings:
    ---------
    Net Income                                       $1,612,000   $1,876,000      $3,334,000   $3,794,000
                                                     ==========   ==========      ==========   ==========

    Shares:
    -------
    Weighted average number of common
        shares outstanding                            7,550,007     8,318,971      7,775,755    8,318,971
                                                      =========     =========      =========    =========

    Net Income Per Common Share                      $     0.21    $     0.23     $     0.43   $     0.46
                                                     ==========    ==========     ==========   ==========




DILUTED EARNINGS PER SHARE CALCULATION

    Earnings:
    ---------
    Net Income                                       $1,612,000    $1,876,000     $3,334,000   $3,794,000
                                                     ==========    ==========     ==========   ==========

    Shares:
    -------
    Weighted average number of common
        shares outstanding                            7,550,007     8,318,971      7,775,755    8,318,971
    Assuming exercise of options reduced by
        the number of shares which could have
        been purchased with the proceeds from
        exercise of such options                        185,895       181,653        175,794      181,653
                                                     ----------    ----------     ----------    ---------
    Weighted average number of common
        shares and dilutive common share
        equivalents outstanding                       7,735,902     8,500,624      7,951,549    8,500,624
                                                      =========     =========      =========    =========

    Net Income Per Common Share                      $     0.21    $     0.22     $     0.42   $     0.45
                                                     ==========    ==========     ==========   ==========



4. Comprehensive income for the current quarter and year-to-date, and comparable prior year's quarter and year-to-date, are as follows:

                                                       Three Months Ended            Six Months Ended
                                                    July 3, 1999 July 4, 1998    July 3, 1999 July 4, 1998
                                                    ------------ ------------    ------------ ------------

 Net Income                                          $1,612,000   $1,876,000      $3,334,000   $3,794,000
 Other Comprehensive income, net of tax
   Foreign currency translation
     adjustments gain (loss)                            133,000     (339,000)        247,000    (104,000)
                                                        -------     ---------        -------    ---------

 Comprehensive Income                                $1,745,000    $1,537,000      $3,581,000  $3,690,000
                                                     ==========    ==========      ==========  ==========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources
-------------------------------

FINANCIAL CONDITION

As of July 3, 1999, working capital was $21,094,000 compared to $24,525,000 at the end of 1998, representing a $3,431,000 decrease in total working capital for the first six months of 1999. The primary components of the change in working capital during the first half were decreases in accounts payable and accrued liabilities ($1,576,000), decreases in accounts receivable ($1,139,000) and a net decrease in cash and cash equivalents ($3,804,000).

The decreases in accounts payable and accrued liabilities primarily reflected large accounts payable payments against open capital expenditure payables at year-end and payments related to accrued employee benefit expenses. The decrease in cash and cash equivalents reflects the Company's stock repurchase activity.

As of July 3, 1999, borrowing availability under the Company's domestic revolving credit facility was $10,000,000 and no borrowings were outstanding. This credit facility was amended May 13, 1999 to extend the maturity date of the facility to June 2001 with the same credit terms and borrowing limit.

Operating  capital  requirements  of the Company are  anticipated to be provided
through  cash  flows   generated   from   operating   activities  and  borrowing
availability under the Company's domestic revolving credit facility.

During the second quarter, the Company acquired 437,500 shares of its common stock at a cost of $4,326,250 under its stock repurchase program. As of July 3, 1999, a cumulative total of 1,158,050 shares have been purchased under the stock repurchase program.

The Company's cash flow generated from operating activities combined with current cash balances are anticipated to generate adequate cash flow to meet planned operating needs, provide for capital spending, fund stock repurchase program activity and meet current debt service requirements.


CASH FLOW

Cash flow generated from operating activities during the first six months totaled $5,032,000 compared to $1,439,000 for the same period a year ago. The increase in cash flow from operating activities was primarily related to the decrease in working capital associated with decreases in accounts receivable, inventory, accounts payable and accrued liabilities as compared to an increase in working capital for the same period last year.

Capital expenditures for the first half decreased to $747,000 from $1,344,000 for the same period a year ago. Capital expenditures decreased from 1998 levels as 1998 expenditures included the Company's new headquarters facility that did not reoccur in 1999.

Results of Operations
---------------------

For the second quarter of 1999, the Company's sales of $29,464,000 were down $970,000 or 3 percent from 1998 second quarter sales of $30,434,000. First half 1999 sales of $59,207,000 were behind last year's first half sales of $62,423,000 by 5.2 percent. Both the second quarter and first half sales results reflected softness across all of the Company's markets with Gas Turbine and Custom OEM products accounting for most of the sales decreases. In addition, weakening Canadian foreign currency exchange rates, as compared to last year's level, reduced our comparable reported first half sales for 1999 by approximately $340,000.

Foreign subsidiary 1999 first half sales were behind last year's first half sales by 8 percent due to weak foreign currency exchange rates as compared to the prior year and weak economic conditions in the United Kingdom that have unfavorably impacted sales of our UK subsidiary.

Second quarter 1999 net income totaled $1,612,000, down $264,000 or 14.1 percent from $1,876,000 in the second quarter last year. First half 1999 net income was $3,334,000, representing a decrease of 12.1 percent from last year's first half net income of $3,794,000. The decrease in second quarter income was attributable to lower overall sales volume and higher selling expenses partially offset by improved gross margin percentage improvements as gross margin as a percent of sales during the second quarter increased to 26.4 percent as compared to 26 percent in the second quarter of 1998.

Selling, general and administrative expenses as a percentage of sales during the quarter increased to 17.9 percent compared to 16.6 percent during the second quarter of 1998. Second quarter spending totaled $5,275,000 compared to $5,056,000 for the same period last year, reflecting increases in selling and marketing related expenses associated with new product introductions and planned sales force staffing increases.

Changes in interest income generally reflect the Company's lower cash position as compared to last year's average cash balances.

The effective tax rate during the second quarter  increased to 36.5 percent from
34.8 percent last year due to anticipating lower tax benefits being derived from the Company's Foreign Sales Corporation (FSC) and tax credits realized by the Company's foreign subsidiaries.

PART II. - OTHER INFORMATION

Item 4.a.         Submission of Matters to a Vote of Security Holders

The following items were submitted for stockholder approval at the Annual Stockholder Meeting, May 4, 1999:

          o Election of three Directors for three year terms:

                                               Votes For        Votes Withheld

                  John C. Johnston             6,314,108            418,553

                  Richard P. Bermingham        6,314,108            418,553

                  John A. Sullivan             6,314,108            418,553

          o Amend the Company's restated certificate of incorporation to increase the total number of authorized shares of Common Stock from 10,000,000 to 20,000,000:

                     Votes For                 Votes Against        Abstain

                     6,289,616                    416,415            26,630

          o Amend the 1993 Stock Option Plan for key employees of Farr Company to approve an increase in the aggregate number of shares of Common Stock reserved for issuance under such plan from 787,000 to 1,000,000:

                     Votes For                 Votes Against         Abstain

                     5,448,362                   1,168,830            89,295

                     Broker non-votes  26,174

Item 6.a.         Exhibits

The following are being filed with this Quarterly Report on Form 10-Q.

- Exhibit 3.1            Certificate of Amendment to Restated Certificate of
                         Incorporation.
- Exhibit 4.66           Business Loan Agreement dated May 13, 1999 between Farr
                         Company, as borrower, and Bank of America National
                         Trust and Savings Association, as lender.
- Exhibit 10.43          Second Amendment to the 1993 Stock Option Plan for Key
                         Employees of Farr Company dated March 23, 1999.
- Exhibit 27             Financial data schedule.

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



                                              FARR COMPANY
                                              (Registrant)


August 16, 1999                               /s/  Stephen E. Pegg

                                              Stephen E. Pegg
                                              Senior Vice President and
                                              Chief Financial Officer