Form 10-Q
period 1999-10-02
FARR CO
filed 1999-11-16
CIK 34629

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

                   For the Quarterly Period ended October 2, 1999

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

Number of shares of registrants common stock outstanding as of close of the period covered by this report: 7,259,676.

================================================================================

                         PART I - FINANCIAL INFORMATION

                          FARR COMPANY AND SUBSIDIARIES

                                    INDEX TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 OCTOBER 2, 1999


Part I - Financial Information

Introduction

Condensed Consolidated Financial Statements

     Balance Sheets - October 2, 1999 and January 2, 1999

     Income Statements for the three months ended October 2, 1999 and October 3, 1998 and for the nine months ended October 2, 1999 and October 3, 1998

     Statements of Cash Flows for the nine months ended October 2, 1999 and October 3, 1998

     Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis



Part II - Other Information

Item 6.a.         Exhibits

                          FARR COMPANY AND SUBSIDIARIES

                                 INTRODUCTION TO

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 OCTOBER 2, 1999


         The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of October 2, 1999 and the results of operations for the three and nine months ended October 2, 1999 and October 3, 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                          FARR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Assets .....................................................   Oct. 2, 1999    Jan. 2, 1999
                                                               ------------    ------------
 ............................................................    (Unaudited)       (Audited)
Current Assets:
  Cash and cash equivalents ................................   $  1,324,000    $  6,083,000
  Restricted cash ..........................................      4,853,000               0
  Accounts receivable, less allowance of $438,000
      in 1999 and $370,000 in 1998 .........................     19,332,000      19,433,000
  Inventories
      Raw materials ........................................      3,281,000       4,629,000
      Work in process ......................................      4,619,000       3,413,000
      Finished goods .......................................      2,657,000       2,774,000
                                                               ------------    ------------
                                                                 10,557,000      10,816,000
  Prepaid expenses .........................................        774,000         688,000
  Income taxes receivable ..................................        349,000         849,000
  Deferred tax benefit .....................................      1,221,000       1,221,000
                                                               ------------    ------------
      Total current assets .................................     38,410,000      39,090,000
                                                               ------------    ------------

Property, Plant and Equipment, at Cost
  Land .....................................................      1,993,000       2,246,000
  Buildings and improvements ...............................     16,927,000      18,468,000
  Machinery and equipment ..................................     37,153,000      36,340,000
                                                               ------------    ------------
                                                                 56,073,000      57,054,000
  Less-accumulated depreciation and amortization ...........     38,950,000      39,027,000
                                                               ------------    ------------
                                                                 17,123,000      18,027,000
Other ......................................................      3,870,000       2,784,000
                                                               ------------    ------------
                                                               $ 59,403,000    $ 59,901,000
                                                               ============    ============

Liabilities & Stockholders' Investment .....................   Oct. 2, 1999    Jan. 2, 1999
                                                               ------------    ------------
 ............................................................    (Unaudited)       (Audited)
Current Liabilities:
  Notes/overdraft payable to banks .........................   $          0    $    145,000
  Accounts payable .........................................      5,349,000       6,061,000
  Accrued liabilities ......................................      9,191,000       7,072,000
  Income taxes payable and deferred taxes ..................        866,000       1,287,000
                                                               ------------    ------------
      Total current liabilities ............................     15,406,000      14,565,000
                                                               ------------    ------------

Deferred Income Taxes ......................................      1,773,000       1,773,000
Other Non-current Liabilites ...............................      2,777,000       1,509,000
Commitments and Contingencies
Stockholders' Investment:
  Common stock, $.10 par value--Authorized 20,000,000 shares
  Outstanding--8,888,902 shares at October 2, 1999
      and 8,874,468 shares at January 2, 1999 ..............        889,000         887,000
  Additional paid-in capital ...............................     13,748,000      13,701,000
  Accumulated comprehensive loss ...........................     (1,945,000)     (2,405,000)
  Treasury stock at cost-1,629,226 shares at October 2, 1999
      and 743,944 shares at January 2, 1999 ................    (13,773,000)     (5,295,000)
  Retained earnings:
      Balance beginning of year ............................     35,166,000      27,644,000
      Net income for the period ............................      5,329,000       7,205,000
      Other ................................................         33,000         317,000
                                                               ------------    ------------
      Balance at end of period .............................     40,528,000      35,166,000
                                                               ------------    ------------
          Total stockholders' investment ...................     39,447,000      42,054,000
                                                               ------------    ------------
                                                               $ 59,403,000    $ 59,901,000
                                                               ============    ============

The accompanying notes are an integral part of these consolidated statements.


                          FARR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS



 ...........................................        Three Months Ended               Nine Months Ended
                                              Oct. 2, 1999    Oct. 3, 1998    Oct. 2, 1999    Oct. 3, 1998
                                              ------------    ------------    ------------    ------------

Net Sales .................................   $ 28,146,000    $ 31,011,000    $ 87,353,000    $ 93,434,000
Cost of Sales .............................     21,232,000      23,114,000      64,912,000      69,431,000
                                              ------------    ------------    ------------    ------------

Gross Margin ..............................      6,914,000       7,897,000      22,441,000      24,003,000

    Selling, general and administrative ...      4,925,000       5,112,000      15,254,000      15,450,000
    Interest expense ......................         19,000          25,000          60,000          89,000
    Interest income .......................        (62,000)        (71,000)       (172,000)       (201,000)
    Gain on disposal of assets, net .......     (1,545,000)              0      (1,545,000)              0
    Retirement benefit ....................        443,000               0         443,000               0
                                              ------------    ------------    ------------    ------------

Total Expenses ............................      3,780,000       5,066,000      14,040,000      15,338,000
                                              ------------    ------------    ------------    ------------


Income Before Income Taxes ................      3,134,000       2,831,000       8,401,000       8,665,000

    Income taxes ..........................      1,139,000       1,047,000       3,072,000       3,087,000
                                              ------------    ------------    ------------    ------------


Net Income ................................   $  1,995,000    $  1,784,000    $  5,329,000    $  5,578,000
                                              ============    ============    ============    ============




Net Income per diluted common share .......   $       0.27    $       0.21    $       0.68    $       0.66
                                              ============    ============    ============    ============
Net Income per basic common share .........   $       0.27    $       0.21    $       0.70    $       0.67
                                              ============    ============    ============    ============


Shares outstanding for diluted earnings ...     7,494,888       8,408,761       7,792,728       8,443,112
                                             ============    ============    ============    ============
Shares outstanding for basic earnings .....     7,310,694       8,303,045       7,620,734       8,313,662
                                             ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated statements.

                          FARR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Nine Months Ended
Cash Provided by ( Used in ) : ...........................   Oct. 2, 1999    Oct. 3, 1998
                                                             ------------    ------------
Operating Activities:

    Net Income ...........................................   $  5,329,000    $  5,578,000
      Adjustments to reconcile net income to net cash
          provided by operating activities:
        Depreciation and amortization ....................      1,912,000       1,854,000
        Provision for loss on accounts receivable ........        117,000         120,000
        Equity in loss of affiliate ......................         50,000          35,000
        Benefit retirement trust .........................      1,268,000         614,000
        Change in deferred income taxes ..................        (35,000)         16,000
        Exchange (gain) loss .............................         50,000         (32,000)
        Net (gain) loss on sale/retirement of assets .....     (1,555,000)          4,000
        Loss on asset held for sale ......................         25,000               0
        Changes in assets and liabilities
          Inventories ....................................        395,000          80,000
          Receivables and prepaid expenses ...............         57,000        (968,000)
          Accounts payable & accrued expenses ............      3,902,000      (4,128,000)
          Net change in current income taxes payable .....       (510,000)        137,000
                                                             ------------    ------------

      Net cash provided by operating activities ..........     11,005,000       3,310,000
                                                             ------------    ------------

  Investing Activities:

    Purchases of property, plant and equipment ...........     (1,304,000)     (2,136,000)
    Redemptions of short term investments ................              0       2,031,000
    Note receivable - affiliate ..........................              0        (106,000)
    Net proceeds from sale of assets .....................         10,000               0
    Purchase of investments, benefits trust ..............     (1,268,000)       (614,000)
    Other ................................................        (25,000)              0
                                                             ------------    ------------

      Net cash used in investing activities ..............     (2,587,000)       (825,000)
                                                             ------------    ------------

  Financing Activities:

    Principal payments on revolving line of credit
        and long-term debt borrowings & overdrafts .......       (149,000)        (93,000)
    Treasury stock acquired ..............................     (8,478,000)     (2,844,000)
    Proceeds from sale of stock, stock option plans ......         49,000         719,000
    Other ................................................        140,000           9,000
                                                             ------------    ------------

      Net cash used in financing activities ..............     (8,438,000)     (2,209,000)
                                                             ------------    ------------

  Effect of Exchange Rate Changes on Cash ................        114,000        (146,000)
                                                             ------------    ------------

  Increase in Cash and Cash Equivalents ..................         94,000         130,000
  Cash and Cash Equivalents at Beginning of Period .......      6,083,000       5,109,000
                                                             ------------    ------------

    Cash and Cash Equivalents at End of Period ...........   $  6,177,000    $  5,239,000
                                                             ============    ============



The accompanying notes are an integral part of these consolidated statements.

                          FARR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 OCTOBER 2, 1999

                                   (Unaudited)

1. There have been no significant changes in the Company's policies, practices or position from that described in the notes to the Consolidated Financial Statements included in the 1998 Annual Report to Stockholders which was incorporated by reference in the Annual Report on Form 10-K for the year ended January 2, 1999.

2.       Restructuring Costs

         The Company recorded a restructuring charge of $1,500,000 in the fourth quarter of 1992 related to anticipated costs associated with closures of two manufacturing plants. The two United States plants located in Pryor, Oklahoma and Eatonton, Georgia were closed in 1993 as part of the Company's efforts to consolidate manufacturing operations and increase production efficiency, asset utilization and profitability. During the third quarter of 1999, the Company increased its restructuring reserve through the recognition of a $570,000 long-term lease obligation charge netted against the reported gain on disposal of assets to cover anticipated lease buy-out costs for the remaining net present value of all future lease payments related to the Eatonton, Georgia facility. As of October 2, 1999, a restructuring charge balance of $776,000 is included as a component of accrued liabilities in the accompanying Consolidated Balance Sheet. Approximately 97 percent of this reserve balance is associated with the Eatonton, Georgia facility covering estimated cost associated with a lease buy-out. In the event management is unable to negotiate an early termination of the lease by paying a lump sum equal to the discounted value of the future lease payments over the remaining term of the lease, the Company will likely need to increase the reserve to cover the future expenses with making actual lease payments and cover actual operating expenses for taxes, utilities, insurance and maintenance of the facility. This additional reserve is estimated to be less that $300,000.

3.       Common Stock

         On February 16, 1999 and May 4, 1999, the Board of Directors authorized purchases of 500,000 shares and 1,000,000 shares, respectively, in addition to the original 500,000 shares under the stock repurchase plan approved on June 26, 1998. Under the plan, the Company may purchase from time to time a cumulative total of 2,000,000 shares of its common stock either on the open market or through negotiated transactions. No time limit has been set for completion of this stock repurchase program. Shares purchased are planned to be made with existing cash on hand. During the third quarter of 1999, 87,500 shares were acquired under the repurchase program, bringing the total purchases to 1,245,550 shares.

         As of October 2, 1999 and January 2, 1999 the Company held in treasury 1,629,226 and 743,944 shares of its common stock at a cost of $13,773,000 and $5,295,000, respectively.

         During the third quarter of 1999, the method of presenting the treasury stock was changed. Common stock, additional paid-in capital and retained earnings amounts previously reported net of treasury stock costs have been restated to present treasury shares at cost as a separate line item under Stockholders' Investment. Certain reclassifications have been made to the prior year's Stockholders' Equity to conform to the current year's presentation.

4.       Earnings per Share Calculation

         As a result of the 3-for-2 stock split distributed on May 29, 1998, per share amounts for 1998 have been restated to reflect the weighted average number of shares of common stock outstanding. The per share amounts are calculated as though the stock split occurred in the first day of the year.

                                                        Three Months Ended             Nine Months Ended
                                                    Oct. 2, 1999  Oct. 3, 1998    Oct. 2, 1999  Oct. 3, 1998
                                                    ------------  ------------    ------------  ------------

BASIC EARNINGS PER SHARE CALCULATION

    Earnings:
    ---------
    Net Income                                       $1,995,000    $1,784,000      $5,329,000    $5,578,000
                                                     ==========    ==========      ==========    ==========

    Shares:
    -------
    Weighted average number of common
        shares outstanding                            7,310,694     8,303,045       7,620,734     8,313,662
                                                      =========     =========       =========     =========

    Net Income Per Common Share                      $     0.27    $     0.21      $     0.70    $     0.67
                                                     ==========    ==========      ==========    ==========



DILUTED EARNINGS PER SHARE CALCULATION

    Earnings:
    ---------
    Net Income                                       $1,995,000    $1,784,000      $5,329,000    $5,578,000
                                                     ==========    ==========      ==========    ==========

    Shares:
    -------
    Weighted average number of common
        shares outstanding                            7,310,694     8,303,045       7,620,734     8,313,662
    Assuming exercise of options reduced by
        the number of shares which could have
        been purchased with the proceeds from
        exercise of such options                        184,194       105,716         171,994       129,450
                                                     ----------    ----------      ----------     ---------
    Weighted average number of common
        shares and dilutive common share
        equivalents outstanding                       7,494,888     8,408,761       7,792,728     8,443,112
                                                      =========     =========       =========     =========

    Net Income Per Common Share                      $     0.27    $     0.21      $     0.68    $     0.66
                                                     ==========    ==========      ==========    ==========



5.       Gain on Disposal of Assets

         During the third quarter of 1999, the Company reported a net gain of $1,545,000 related to the disposal of assets. The net gain is comprised of two components, one a $2,115,000 gain from the sale of surplus real estate located in El Segundo, California and two, a $570,000 charge related to anticipated lease-buy out cost for the Company's leased Eatonton, Georgia facility.

         The Company received approximately $5,000,000 in cash from the sale of surplus real estate and intends to a portion of the proceeds from the sale for the purchase of a new facility. The new facility is intended to be used primarily for manufacturing. The purchase of this facility is anticipated to be completed during the first quarter of 2000 and is intended to be accounted for under IRS section 1031 like-property exchange rules.

6. Comprehensive income for the current quarter and year-to-date, and comparable prior year's three months and nine months, are as follows:

                                                           Three Months Ended             Nine Months Ended
                                                       Oct. 2, 1999  Oct. 3, 1998    Oct. 2, 1999  Oct. 3, 1998
                                                       ------------  ------------    ------------  ------------

 Net Income                                             $1,995,000    $1,784,000      $5,329,000    $5,578,000
 Other Comprehensive income, net of tax
   Foreign currency translation adjustments gain (loss)    246,000      (399,000)        460,000      (503,000)
                                                           -------     ---------         -------     ---------

 Comprehensive Income                                   $2,241,000    $1,385,000      $5,789,000    $5,075,000
                                                        ==========    ==========      ==========    ==========

7.       Cash and Restricted Cash

         As of October 2, 1999, cash and restricted cash included $4,853,000 held in trust received from the sale of surplus real estate. This cash is being held in a trust account pending completion of an IRS section 1031 like-property exchange. Upon completion of the exchange, anticipated net cash proceeds from the trust will be approximately $2,400,000. The exchange is anticipated to be completed during the first quarter of 2000.

8.       Retirement Benefit

         On September 15, 1999, the Company entered into a five-year employment and retirement agreement with its Chairman of the Board of Directors. Under terms of the agreement, the Company purchased an annuity at a cost of $998,000 to fund the Chairman's retirement benefits that will be paid monthly over a ten year period commencing October 1, 2004. The Company had previously accrued $555,000 for estimated retirement benefits and recorded an additional $443,000 retirement benefit provision during the third quarter of 1999 to cover the total funding cost of the retirement benefit.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources
-------------------------------

FINANCIAL CONDITION

As of October 2, 1999, working capital was $23,004,000 compared to $24,525,000 at the end of 1998, representing a $1,521,000 decrease in total working capital for the first nine months of 1999. The primary components of the change in working capital during the first nine months were increases in current liabilities ($841,000) and a decrease other current assets ($414,000).

The increase in current liabilities primarily reflects the deferred gain from the sale of the Company's surplus real estate in El Segundo, California that will be applied toward reducing the cost basis of the anticipated purchase of a new manufacturing facility. The decrease in other current assets reflects a reduction in income taxes receivable.

As of October 2, 1999, borrowing availability under the Company's domestic revolving credit facility was $10,000,000 and no borrowings were outstanding.

During the third quarter, the Company acquired 87,500 shares of its common stock at a cost of $854,000 under its stock repurchase program. As of October 2, 1999, a cumulative total of 1,245,550 shares have been purchased under the stock repurchase program.

The Company's cash flow generated from operating activities combined with current cash balances are anticipated to generate adequate cash flow to meet planned operating needs, provide for capital spending and fund stock repurchase program activity.

During the third quarter of 1999, the Company increased its restructuring reserve through the recognition of a $570,000 long-term lease obligation charge netted against the reported gain on disposal of assets to cover anticipated lease buy-out costs for the remaining net present value of all future lease payments related to the Eatonton, Georgia facility. As of October 2, 1999, a restructuring charge balance of $776,000 is included as a component of accrued liabilities in the accompanying Consolidated Balance Sheet. Approximately 97 percent of this reserve balance is associated with the Eatonton, Georgia facility covering estimated cost associated with a lease buy-out. In the event management is unable to negotiate a early lease buy-out on its Eatonton, Georgia lease, or successfully sublease the facility over the remaining 60 month lease period, the Company would likely need to increase its reserve to cover future expenses related to undiscounting future lease payments, property taxes, insurance and maintenance that are estimated to be less than $300,000.

CASH FLOW

Cash flow generated from operating activities during the first nine months totaled $11,005,000 compared to $3,310,000 for the same period a year ago. The increase in cash flow from operating activities was primarily related to the decrease in working capital associated with increases in current liabilities as compared with a decrease over the same period last year.

Capital expenditures for the first nine months declined to $1,304,000 from $2,136,000 for the same period a year ago. Total 1999 capital expenditures are anticipated to remain below 1998 levels as 1998 expenditures for the Company's headquarters will not reoccur in 1999.

On August 24, 1999, the Company completed the sale of its surplus real estate located at 2221 Park Place in El Segundo, California, for $5,000,000 in cash. The Company intends to use a portion of the proceeds from the sale for the purchase of a new facility. The new facility is intended to be used for manufacturing various high performance products that are currently being manufactured in Arkansas, Mississippi and North Carolina. The purchase of the new facility is anticipated to be completed during the fourth quarter of 1999 and is intended to be accounted for under IRS section 1031 like-property exchange rules.

On September 15, 1999, the Company entered into a five-year employment and retirement agreement with its Chairman of the Board of Directors. Under terms of the agreement, the Company purchased an annuity at a cost of $998,000 to fund the Chairman's retirement benefits that will be paid monthly over a ten year period commencing October 1, 2004. The Company had previously accrued $555,000 for estimated retirement benefits and recorded an additional $443,000 retirement benefit provision during the third quarter of 1999 to cover the total funding cost of the retirement benefit.


Results of Operations
---------------------

For the third quarter of 1999, the Company's sales of $28,146,000 were down $2,865,000 or 9 percent from 1998 third quarter sales of $31,011,000. Third quarter year-to-date sales of $87,353,000 were behind last year's first nine months sales of $93,434,000 by 7 percent. Both the third quarter and first nine-month's sales results reflected softness across all of the company's products. HVAC product sales continue to reflect a slight downtrend as industry conditions continue to be soft coupled with increased pricing competition. Lingering effects from financial problems in the Pacific Rim countries adversely impacted Export business, and reduced orders for custom OEM filters continued to erode sales in our OEM business. In addition, weaker Canadian and UK foreign currency exchange rates, as compared to last year's level, reduced comparable reported third quarter and first nine months sales for 1999 by approximately $190,000 and $350,000, respectively.

Foreign subsidiaries third quarter 1999 sales declined from the same period last year by 10 percent and first nine months sales declined from last year's first nine month sales by 6 percent in part due to weak foreign currency exchange rates as compared to the prior year and weak economic conditions in the United Kingdom that have unfavorably impacted sales of our UK subsidiary. In terms of products, decreases in Gas Turbine sales accounted for a majority of the sales decline in both the third quarter and first nine month periods.

Third quarter net income totaled $1,995,000, up $211,000 or 12 percent from $1,784,000 in the third quarter last year. First nine month 1999 net income declined to $5,329,000, representing a decrease of 4 percent from last year's first nine months net income of $5,578,000. The current quarter included net nonrecurring income of $678,000 from the sale of surplus real estate in El Segundo, California, partially offset by a charge related to long-term lease obligations and a retirement benefit expense related to an employment agreement with the Company's Chairman of the Board. Excluding the net nonrecurring net income of $678,000, third quarter and the first nine month's net income decreased by 26 and 17 percent, respectively from the same periods a year ago.

Foreign subsidiaries net income for the third quarter and first nine month periods of 1999 decreased compared to the same periods a year ago by 32 and 14 percent, respectively. The decreases are primarily related to the drop in sales volumes.

Gross margin as a percent of sales during the third quarter decreased to 24.6 percent as compared to 25.5 percent during the third quarter of last year. The decrease in gross margin is primarily related to fixed manufacturing cost included in cost of sales increasing as a percentage of sales as third quarter sales volume declined from the prior year.

Selling, general and administrative expenses as a percentage of sales during the quarter increased to 17.5 percent compared to 16.5 percent during the third quarter of 1998. Third quarter spending totaled $4,925,000 compared to $5,112,000 for the same period last year, reflecting nominal decreases in foreign selling and marketing related expenses.

Changes in both interest expense and interest income were nominal and generally reflect the Company's lower average cash position as compared to last year's ending third quarter average cash balance.

The effective tax rate during the third quarter dropped to 36.3 percent from 37 percent last year due to recognizing certain deferred tax benefits associated with the Company's Foreign Sales Corporation (FSC). Tax rates are expected to remain between 35 and 37 percent for both the fourth quarter and the full year period of 1999.

On April 3, 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". Application of this statement will have no significant impact to the Company's financial position or operating results.

YEAR 2000

The Company's internal business systems including all manufacturing processes are Year 2000(Y2K) compliant. All external systems of major customers and suppliers areY2K compliant. The Company does not anticipate material or significant external risks or exposures associated with year 2000 issues. Contingency plans that address a reasonably likely worst case Y2K scenario including those related with a Company supply chain or critical service interruption are approximately 50 percent complete and are expected to be finalized before November 30, 1999. These plans address key systems and third parties that present potential significant risk and analyze the strategies and resources necessary to restore operations in the unlikely event that an interruption does occur. The plans also outline recovery programs detailing the necessary participants needed to restore operations.

The Company's costs for Y2K efforts was approximately $250,000. This cost does not include internal costs incurred for the Y2K efforts that were principally related to payroll costs for information systems group employees. Collectively, incurred Y2K remediation costs are not material to the Company's business, operations or financial condition. Future unforeseen cost associated with Y2K issues are uncertain and cannot be assessed in terms of their impact to the Company's balance sheet, operations or financial condition, although based upon current information such costs are not anticipated to be material.

PART II. - OTHER INFORMATION


Item 6.a.         Exhibits

The following are being filed with this Quarterly Report on Form 10-Q.

- Schedule II              Valuation and Qualifying Accounts

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


November 15, 1999                           /s/  Stephen E. Pegg

                                            Stephen E. Pegg
                                            Senior Vice President and
                                            Chief Financial Officer

                                   Schedule II

                          FARR COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                                     Balance at     Charged to   Charged to   Deductions    Balance at
                                                     beginning       cost and      other      charged to      end of
                   Description                       of period        expense     accounts     allowance      period
-------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1998
    Allowance for doubtful accounts ..............       254            174         (3)           55            370

For the year ended December 31, 1997
    Allowance for doubtful accounts ..............       297            206           0          249            254

For the year ended December 31, 1996
    Allowance for doubtful accounts ..............       214            108           1           26            297

