Form 10-K
period 2000-01-01
FARR CO
filed 2000-03-27
CIK 34629

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    ( X )   EXCHANGE ACT OF 1934 (FEE REQUIRED)

            For the fiscal year ended  January 1, 2000

            OR

    (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from _______________ to _______________

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

The aggregate market value of voting common stock held by non-affiliates of Registrant on March 15, 2000, based on the closing sale price on such date, was $83,699,381.

The number of shares of common stock outstanding on March 15, 2000 was 7,278,207.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

PART I AND II:

The Annual Report to Stockholders for the fiscal year ended January 1, 2000.



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

Many products manufactured by the Company are enclosed in hardware ranging from simple frames to large component modules weighing in excess of twenty tons. The percentage of the Company's total sales involving the fabrication of large enclosures used in special filtration was 5 percent, 6 percent and 5 percent in 1999, 1998 and 1997, respectively. These products are sold primarily for use with gas turbine installations in applications in the electrical generating, oil and gas industries.

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

Product Engineering and Development

At January 1, 2000, the Company employed approximately 45 engineers, draftsmen and technicians in the United States, Canada and England to improve and develop existing products, to design, develop and test new products and to improve production equipment and techniques. The Company spent approximately $2,658,000, $2,530,000 and $2,129,000 for product engineering and development in 1999, 1998 and 1997, respectively.

The Company owns a number of United States and foreign patents. Although the Company considers these patents to be of value in its operations, its business is not dependent on any single patent or group of patents.

Sales and Distribution

The Company's products are sold throughout the United States and in over 30 foreign countries through salesmen working out of field sales offices and through various distributors and manufacturers' representatives.

Certain of the Company's products are manufactured and sold under licensing agreements with manufacturers located in Argentina, Hong Kong, India, Indonesia, Japan, Malaysia, Mexico, New Zealand, Singapore, South Africa, Taiwan and through the Company's joint-venture in Malaysia.

During 1999, no customer accounted for more than 10 percent of net sales.

Backlog

The Company's backlog at January 1, 2000 was $15,293,000 as compared to $14,961,000 at January 2, 1999.

Historically, backlog has not been a significant measure of the Company's future business activities since the majority of orders are shipped within forty-five to sixty days of receipt. During 1999, approximately 5 percent of the Company's business was derived from products with lead times longer than 60 days.

These products are primarily heavy fabrication products such as gas turbine equipment. The backlog of orders relating to heavy fabrication products was approximately $3,936,000 and $2,231,000 at January 1, 2000 and January 2, 1999, respectively. All of the January 1, 2000 backlog is scheduled for delivery during 2000.

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

Competition

The fields in which the Company operates are highly competitive with numerous other companies manufacturing and selling competing products. While information with respect to the industry ranking of the Company among manufacturers of similar products is not available, the Company believes that its principal competitors in most of its major product areas are Flanders Corporation, American Air Filter Company, Inc., a wholly owned subsidiary of Hoeng Leong OYL Group, Malaysia, Donaldson Company, Inc. and Clarcor, Inc. A number of the Company's competitors have greater financial and marketing resources than the Company. The Company believes the principal competitive factors in the sale of its products are technical competence, price, quality and the ability to respond to the individual requirements of its customers.

Employees

At March 15, 2000, the Company had approximately 1,212 employees as compared to approximately 1,285 on March 12, 1999.

The Company's three drivers and warehouse operators at its El Segundo service office are covered by a collective bargaining agreement with the Teamsters Union that expired on February 6, 2000. Twenty-six employees at the Company's Delano plant are covered by a collective bargaining agreement with the Sheet Metal Workers International Association that expires June 30, 2001. At January 1, 2000, 139 employees at the Company's Montreal, Canada plant were covered by a three year collective bargaining agreement expiring August 31, 2000, and 40 employees at the Company's Birmingham, England plant were covered by a collective bargaining agreement that expires on December 31, 2000.

Executive Officers of the Registrant

================================================================================
                               Position Held and
Name                 Age       Business Experience During Past Five Years
----                 ---       ------------------------------------------

John C. Johnston     56        President and Chief Executive Officer of the
                               Company (since February 1999), Director of the
                               Company (since September 1996), President and
                               Chief Operating Officer of the Company (from
                               February 1996 to February 1999), Senior Vice
                               President of the Company (from January 1995 to
                               February 1996); President of Easton Aluminum,
                               Inc. (from January 1986 to December 1994).

Richard C. Larson    50        Executive Vice President of the Company
                               (since March 1999), Senior Vice President of the
                               Company (from February 1998 to March 1999), Vice
                               President of the Company (from June 1997 to
                               February 1998), President and Chief Executive
                               Officer of Mac Equipment, Inc., from May 1994 to
                               May 1997.

H. Jack Meany        77        Chairman of the Board (since April 1994), Chief
                               Executive Officer of the Company (from February
                               1996 to February  1999), President and Chief
                               Executive  Officer (from April 1994 to February,
                               1996), Director of the Company (from June 1976 to
                               March 1994); Chairman of the Board and Chief
                               Executive Officer (from October 1975 to March
                               1988) of NI Industries, Inc., a manufacturer of building, industrial, and defense products;
                               Director, APS Corp. and ESI, Inc.

Steve Pegg           41        Senior Vice President, Secretary and Chief
                               Financial Officer of the Company (since August
                               1998); Vice President and Chief Financial Officer of Mac Equipment, Inc., from June 1992 to August
                               1998.

John Vissers         50        Vice President, Controller, Assistant Secretary
                               and Assistant Treasurer of the Company  (since
                               April 1998), Controller and Assistant Secretary of the Company (from March 1992 to April 1998).

Philip L. Whitaker   36        Vice President of the Company (since September
                               1998); International Sales Manager of Crisparire
                               Corporation (from June 1997 to September 1998);
                               General Sales Manager of Airflow Company (from
                               May 1992 to June 1997).

================================================================================

Item 2.  Properties
-------  ----------

The location and general description of the Company's principal properties at March 15, 2000 are set forth in the following tables. All such properties are owned by the Company except as noted:

                                   Floor Area
     Location                     (Square Feet)     Principal Uses

     Jonesboro, AR                   220,000        Manufacturing
     El Segundo, CA                   40,000        Corporate Offices
     Delano, CA                       39,000        Manufacturing
     Corcoran, CA                     80,000        Manufacturing
     Eatonton, GA (leased)            76,000        Closed
     Crystal Lake, IL                120,000        Manufacturing
     Holly Springs, MS               208,000        Manufacturing
     Conover, NC                     107,000        Manufacturing
     Robersonville, NC               148,000        Manufacturing
     Washington, NC (leased)          15,000        Manufacturing
     Montreal, Canada                158,000        Manufacturing
     Birmingham, England              86,000        Manufacturing
     Memphis, Tennessee                5,000        Sales/Engineering Office

The Company leases sales office and warehouse space in or near San Diego, California; Phoenix, Arizona; Toronto, Ontario, Canada; British Columbia, Canada; Manitoba, Canada; Quebec, Canada; and Singapore.

The Company believes that its facilities and manufacturing equipment are well maintained and adequate for current operations. During 1999, the Company believes that utilization of its various production facilities ranged from 50 to 90 percent. In February 2000, the Company purchased a 148,000 square foot industrial manufacturing facility located in Robersonville, North Carolina. Manufacturing operations are anticipated to commence during the second quarter 2000.


Item 3.  Legal Proceedings
-------  -----------------

The Company is involved in several claims and suits that arise out of the ordinary course of business, and has tax returns under review. Management believes that these matters are either adequately reserved, covered by insurance, or would not have a material adverse effect on the financial position or operations of the Company if disposed of unfavorably.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

Not applicable.

Incorporation by Reference
--------------------------

The following portion of the Company's Annual Report to Stockholders for the year ended January 1, 2000 ("Annual Report") is hereby incorporated by reference.

     Form 10-K Item No.          Document                Portion of Document
     ----------------------      -------------           -------------------

     Part I -- Item 1 and 2      Annual Report           Pages 2 through 14

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

The Company's Common Stock trades on the Nasdaq National Market under the symbol FARC. At March 15, 2000, there were approximately 394 stockholders of record of the Company's Common Stock.

Dividends
---------

The Company did not pay any cash dividends on its Common Stock over the last two years.

On April 29, 1998, The Company's Board of Directors declared a dividend to be paid in the form of a 3 for 2 stock split, payable on May 29, 1998, to stockholders of record on May 8, 1998.

This Item 5 should be read in conjunction with information appearing under the captions "Consolidated Statements of Stockholders' Investment", "Selected Financial Data" and "Summary of Stock Quotations" on pages 3, 15 and 20, respectively, of the Annual Report.

Item 6.  Selected Financial Data
-------  -----------------------

The five year summary under "Selected Financial Data" included on page 15 of the Annual Report is incorporated herein by this reference. The five-year summary should be read in conjunction with the Company's consolidated financial statements and accompanying notes included under Item 8, Consolidated Financial Statements and Supplementary Data.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

"Management's Discussion and Analysis" on pages 16 through 19 of the Annual Report is incorporated herein by this reference.

Item 8.  Consolidated Financial Statements and Supplementary Data
-------  --------------------------------------------------------

Pages 2 through 14 of the Annual Report, which include the consolidated financial statements, and the Report of Independent Public Accountants as listed in Item 14 (a) (1), are incorporated herein by this reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

Not applicable.

                                    PART III


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC. Officers, directors and greater-than-ten-percent holders are required to furnish the Company with copies of all such forms which they file.

To the Company's knowledge, based solely on its review of such reports or written representations from certain reporting persons, the Company believes that during its fiscal year ended January 1, 2000, all filing requirements applicable to its officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were complied with.


Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------


In accordance with the Company's Bylaws, the Board of Directors is divided into three classes (two classes consisting of three directors and one class consisting of two directors). Three directors are to be elected at the Annual Meeting, each of whom will serve until the 2003 Annual Meeting or until their respective successors shall have been elected or appointed.

Although the Board of Directors expects that each of the nominees will be available to serve as a director, in the event any of them should become unavailable prior to the Annual Meeting, the proxy will be voted for a nominee or nominees designated by the Board of Directors, or the number of directors may be reduced accordingly. However, the proxy cannot be voted for a greater number of persons than the number of nominees designated by the Board of Directors.


                                  2000 Nominees
                                  -------------

                                Principal Business Experience During Past               Director
     Name          Age            5 Years and Certain Other Directorships                Since
---------------   -----   ----------------------------------------------------------   ---------
Denis R. Brown     59     President and Chief Executive Officer and a Director of        1997
                          Pinkerton, Inc. since April 1994, a leading supplier of
                          global security solutions; Director, CalMat Co. since
                          January 1997.


John J. Kimes      56     President and Chief Executive Officer of Computerized          1995
                          Security Systems since 1988, a manufacturer of electronic
                          and mechancial lock hardware and systems.


H. Jack Meany      76     Chairman of the Board since April 1994; Chief Excutive         1976
                          Officer of the Company from February 1996 to February 1999;
                          President and Chief Executive Officer of the Company from
                          April 1994 to February 1996; Director , APS Inc. since
                          1990; Director, ESI, Inc. since 1980.

                              Continuing Directors
                              --------------------

                                    Principal Business Experience During Past           Director     Term
     Name              Age            5 Years and Certain Other Directorships            Since     Expires
-------------------   -----   ------------------------------------------------------   ---------   -------
Robert Batinovich      63    Chairman and Chief Executive Officer of Glenborough         1994        2001
                             Realty Trust  Incorporated  since 1996, a real estate
                             investment company; President and majority owner of
                             Glenborough Corporation since 1978.


Richard P. Bermingham  60    Chairman of Bermingham Investment Company since 1997;       1990        2002
                             Vice Chairman of American Golf Corporation, a golf
                             course management company, from 1994 to 1997.


A. Frederick Gerstell  62    Vice Chairman, Director and Consultant of Vulcan            1998        2001
                             Materials Company since January 1999; Chairman and
                             Chief Executive Officer of CalMat Co., a producer of
                             construction materials, from 1996 to January 1999;
                             Chairman, President, Chief Executive Officer and
                             Chief Operating Officer of CalMat from 1991 to 1996;
                             Director, Ameron, Inc., since 1997; Director and Vice
                             Chairman of the National Stone Association since 1997.


John C. Johnston       56    President and Chief Executive Officer of the Company        1996        2002
                             since February 1999; President and ChiefOperating
                             Officer of the Company from February 1996 to February
                             1999; Senior Vice President of the Company from
                             January 1995 to February 1996; President of Easton
                             Aluminum, Inc. an atheleticequipment manufacturer,
                             from 1986 to December 1994.


John A. Sullivan       45    Investments Advisor of Relational Investors, LLC            1996        2002
                             since 1998; Financial Consultant with Batchelder &
                             Partners, Inc., from May 1996 to March 1998; Senior
                             Vice President of The Seidler Companies Incorporated
                             from August 1993 to April 1996; Director, American
                             Coin Merchandising, Inc. since October 1995.

Item 11.  Executive Compensation
--------  ----------------------

The following table shows the compensation earned by the Company's Chief Executive Officer and the four other most highly compensated officers whose cash compensation for the fiscal year ended January 1, 2000 exceeded $100,000 (collectively, the "Named Officers").

                           Summary Compensation Table
                           --------------------------

                                                                                   Long Term
                                                                                 Compensation
                                                                                 ------------
                                                        Annual Compensation          Awards
                                                    --------------------------   ------------
                                                                                  Securities      All Other
                                                                                  Underlying    Compensation
Name and Principal Position                 Year     Salary ($)     Bonus ($)     Options (#)      ($)(1)
----------------------------------------   ------   ------------   -----------   ------------   ------------
H. Jack Meany,                              1999      187,615         82,729        250,000      21,688(3)
  Chairman of the Board (2)                 1998      246,002        203,307              0      23,546(3)
                                            1997      246,002        247,834              0      25,829(3)

John C. Johnston,                           1999      195,500        119,804         15,000      18,881(4)
  President and Chief Executive             1998      170,000        112,397         22,500      13,187(4)
  Officer (2)                               1997      170,000        137,013         30,000      14,522(4)

Richard Larson,                             1999      147,500         56,493          5,000      13,962(6)
  Executive Vice President (5)              1998      140,000         57,851         22,500      59,065(6)
                                            1997       72,693         36,617         15,000      30,728(6)

Steve Pegg,                                 1999      124,000         49,600          5,000      16,987(8)
  SeniorVice President and Chief            1998       50,077         20,031         20,000      18,090(8)
  Financial Officer (7)

Myron Rasmussen,                            1999      117,393         25,179              0      15,945(9)
  Vice President                            1998      117,393         27,165              0      16,613(9)
                                            1997      117,393         33,115              0      18,090(9)
----------------------------------------

(1) Excludes compensation in the form of perquisites and other personal benefits that do not exceed the lesser of (i) $50,000 or (ii) 10% of the total annual salary and bonus reported for each year.

(2) Effective February 16, 1999, Mr. Meany resigned from the position of the Company's Chief Executive Officer, though he still serves the Company as its Chairman of the Board and remains an officer of the Company. Effective the same date, Mr. Johnston, who previously served as President and Chief Operating Officer, assumed the role of President and Chief Executive Officer of the Company.

(3) Consists of contributions by the Company under its Supplemental Executive Savings Plan and 401(k) Retirement Plan (collectively, the "Retirement Plans") except in 1999 that included $2,301 of certain life insurance premiums paid on behalf of Mr. Meany.

(4) In 1999, consists of $15,731 of contributions by the Company under the Retirement Plans and $3,150 of certain life insurance premiums paid on behalf of Mr. Johnston. In 1998, consists of $9,002 of contributions by the Company under the Retirement Plans and $4,185 of certain life insurance premiums paid on behalf of Mr. Johnston. In 1997, consists of $11,666 of contributions by the Company under the Retirement Plans and $2,856 of certain life insurance premiums paid on behalf of Mr. Johnston.

(5)      Mr. Larson's employment with the Company commenced in June 1997.

(6) In 1999 , consists of $12,652 of contributions by the Company under the retirement Plans and $1,310 of certain life insurance premiums paid on behalf of Mr. Larson. In 1998, consists of $47,662 for reimbursement of relocation costs, $6,517 of contributions by the Company under the Retirement Plans and $800 of certain life insurance premiums paid on behalf of Mr. Larson. In 1997, includes $27,180 for reimbursement of relocation costs and $770 of certain life insurance premiums paid on behalf of Mr. Larson.

(7)      Mr. Pegg's employment with the Company commenced in August 1998.

(8) In 1999, consists of $10,389 for reimbursement for relocation cost, $ 6,150 of contributions by the Company under the Retirement Plans and $ 448 of certain life insurance premiums paid on behalf of Mr. Pegg. In 1998, consists of $2,850 for reimbursement of relocation costs and $140 of certain life insurance premiums paid on behalf of Mr. Pegg.

(9) In 1999, consists of $ 11,057 of contributions by the Company under the Retirement Plans and $ ,000 of certain life insurance premiums paid on behalf of Mr. Rasmussen. In 1998, consists of $10,084 of contributions by the Company under the Retirement Plans and $6,529 of certain life insurance premiums paid on behalf of Mr. Rasmussen. In 1997, consists of $11,130 of contributions by the Company under the Retirement Plans and $6,960 of certain life insurance premiums paid on behalf of Mr. Rasmussen.


         OPTION GRANTS IN LAST FISCAL YEAR

         Shown below is information concerning grants of options by the Company to the Named Officers in 1999:

                                                                       Potential Realizable Value at
                      Number of    % of Total                          Assumed Annual Rates of Stock
                     Securities     Options                                 Price Appreciation
                     Underlying    Granted to    Exercise                  For Option Term (2)
                      Options     Employees in    Price    Expiration  -----------------------------
        Name       Granted(#)(1)   Fiscal Year  ($/Share)     Date           5%            10%
-----------------  -------------  ------------  ---------  ----------  -----------------------------
H. Jack Meany         250,000         86.5%       $9.50     2/16/09     $ 1,493,624     $ 3,785,138

John C. Johnston       15,000          5.2%       $9.50     2/16/09        $ 89,617       $ 227,108

Richard Larson          5,000          1.7%       $9.50     2/16/09        $ 29,872        $ 75,703

Steve Pegg              5,000          1.7%       $9.50     2/16/09        $ 29,872        $ 75,703
----------------------------------------------------------------------------------------------------

(1) Such options were granted on February 16, 1999 with an exercise price equal to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date.

(2) The 5% and 10% assumed rates of appreciation are specified under the rules of the SEC and do not represent the Company's estimate or projection of the future price of the Common Stock. The actual value, if any, which a Named Officer may realize upon the exercise of stock options will be based upon the difference between the market price of the Common Stock on the date of exercise and the exercise price.


         STOCK OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth for the Named Officers information with respect to unexercised options and year-end option values, in each case with respect to options to purchase shares of Common Stock held as of January 1, 2000.

                                                                           Value of Unexercised In-the-
                           Shares                 Number of Unexercised         Money Options at
                         Acquired      Value      Options at FY-End (#)          FY-End ($) (1)
                            on       Realized  --------------------------  ----------------------------
        Name           Exercise (#)     ($)    Exercisable  Unexercisable   Exercisable   Unexercisable
---------------------  ------------  --------  -----------  -------------  ------------  --------------
H. Jack Meany(2)              0         --       268,000          --         178,500            --

John C. Johnston              0         --       119,625        46,875       771,500          30,000

Richard Larson                0         --        13,125        29,375          --             1,250

Steve Pegg                    0         --         5,000        20,000          --             3,125

Myron G. Rasmussen        1,406       $6,452      34,313          --         201,422            --
-------------------------------------------------------------------------------------------------------

(1) Calculated based on the closing price of the Company's Common Stock ($9.75 per share) as reported on the Nasdaq National Market on January 1, 2000.

(2) Mr. Meany holds options to purchase 18,000 shares of Common Stock that were granted pursuant to the Director Plan for his services to the Company as a non-employee director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         The following table sets forth information as of March 15, 2000 with respect to shares of the Common Stock which are held by persons known to the Company to be beneficial owners of more than 5% of the Common Stock. For purposes of this proxy statement, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or dispose of securities, regardless of any economic interest therein.

                                                                         Amount and
                                                                          Nature of
Name and Address of Beneficial Owner        Beneficial Ownership      Percent of Class(1)
------------------------------------        --------------------      -------------------
Wellington Management Company, LLP              693,150(2)                   9.5%
   75 State Street
   Boston, Massachusetts 02109

Fleet Boston Corporation                        553,375(3)                   7.6%
   One Federal Street
   Boston, Massachusetts 02110

DimensionalFund Advisors, Inc.                  423,985(4)                   5.8%
   1299 Ocean Ave, 11th Floor
   Santa Monica, CA 90401

Reed Conner & Birdwell, Inc.                    375,060(5)                   5.2%
   11111 Santa Monica Boulevard, Suite 1700
   Los Angeles, California 90025
------------------------------------

(1) Based on 7,278,207 shares of Common Stock outstanding as of March 15, 2000 (not including 1,635,445 shares held in treasury).

(2) Based on information contained in a Schedule 13G/A filed with the SEC on February 4, 2000.

(3) Based on information contained in a Schedule 13G filed with the SEC on February 14, 2000.

(4) Based on information contained in a Schedule 13G/A filed with the SEC on January 24, 2000.

(5) Based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2000.

OWNERSHIP BY MANAGEMENT

         The following table sets forth as of March 15, 2000 information with respect to the beneficial ownership of the Common Stock by each director, each Named Officer (as defined below) and by all of the Company's directors and executive officers as a group:

                                                                           Shares       Percent
                                                                        Beneficially       of
Name of Beneficial Owner                       Position                  Owned(1)(2)   Class(1)(3)
-----------------------------------  --------------------------------  --------------  -----------
H. Jack Meany......................  Chairman of the Board...........      480,975          6.4%

Robert Batinovich..................  Director........................      252,000          3.4%

Richard P. Bermingham..............  Director........................       46,125           *

Denis R. Brown.....................  Director........................       24,000           *

John J. Kimes......................  Director........................       24,000           *

John A. Sullivan...................  Director........................       26,550           *

A. Frederick Gerstell..............  Director........................       13,500           *

John C. Johnston...................  President and Chief Executive
                                      Officer, Director..............      138,699          1.9%

Richard Larson.....................  Executive Vice President........       20,000           *

Stephen Pegg.......................  Senior.Vice President...........       31,250           *

Myron G. Rasmussen.................  Vice President..................       43,758           *

Directors and Executive Officers as a group (11 persons).............    1,100,857         14.0%
-----------------------------------

* = Less than 1%.

(1) Based on 7,278,207 shares of Common Stock outstanding as of March 15, 2000 (not including 1,635,445 shares held in treasury). Shares shown as beneficially owned are those as to which the named persons possess sole voting and investment power. However, under California law, personal property owned by a married person may be community property that either spouse may manage and control. The Company does not have any information as to whether any shares shown in this table are subject to California community property law.

(2) Includes shares purchasable within 60 days upon exercise of outstanding stock options as follows: H.J. Meany, 268,000; R. Batinovich, 27,000; R.P. Bermingham, 40,500; D. Brown, 13,500; J.J. Kimes, 22,500; J.
         Sullivan, 18,000; A.F. Gerstell, 9,000; J. Johnston, 136,500; R. Larson, 20,000; M.G. Rasmussen, 16,312; Steve Pegg, 6,250; and all Directors and Executives Officers as a group, 577,562.

(3) For purposes of computing the percentages, the number of shares of Common Stock outstanding includes shares purchasable by such individual or group within 60 days upon exercise of outstanding stock options.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------


                         INDEPENDENT PUBLIC ACCOUNTANTS

         Arthur Andersen LLP ("Arthur Andersen"), the Company's auditors since 1970, audited the Company's financial statements for the year ended January 1, 2000. In connection with its audit of the Company's financial statements for the year ended January 1, 2000, Arthur Andersen reviewed the Company's Annual Report to Stockholders, its filings with the Securities and Exchange Commission and its unaudited quarterly financial information. Representatives of Arthur Andersen are expected to be present at the Company's Annual Stockholder meeting and will be given the opportunity to make a statement if they desire to do so. It is expected that they will be available to respond to appropriate questions from the stockholders at the meeting. The Board of Directors has selected Arthur Andersen as the Company's auditors for the fiscal year ending December 31, 2000.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

   (a)   Financial Statements, Schedules and Exhibits:

         (1)   Index to Financial Statements and Supplementary Data

              The financial statements listed below are set forth in the Annual Report for the fiscal year ended January 1, 2000 and are incorporated herein by this reference.

                                                                   Annual Report
                                                                      Page No.
                                                                   -------------
              Consolidated Balance Sheets at January 1, 2000
              and January 2, 1999.                                          2

              Consolidated Statements of Income and
              Consolidated Statements of Stockholders'
              Investment for the three years ended January
              1, 2000, January 2, 1999 and January 3, 1998.                 3

              Consolidated Statements of Cash Flows for the
              three years ended January 1, 2000, January 2, 1999
              and January 3, 1998.                                          4

              Notes to the Consolidated Financial Statements              5-14

              Report of Independent Public Accountants                     14

         (2) The following documents may be found in this report at the indicated page numbers.

                                                                   10-K Page No.
                                                                   -------------
              Report of Independent Public Accountants                     21

              Schedule II - Valuation and Qualifying Accounts for the
                Years Ended December 31, 1999, 1998 and 1997               22

              Schedules I through V, inclusive, except those referred to above, are omitted as not required or not applicable.

         (3)  The exhibits filed as part of this report are listed in the
              Exhibit Index which follows the Supplemental Schedules referred to above. Management contracts and compensatory plans and arrangements listed in the Exhibit Index are denoted with an asterisk (*).

   (b)   8-K Reports:

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FARR COMPANY

Dated:      March 21, 2000          By: /s/ H. Jack Meany
        ------------------------        ----------------------------------------
                                        H. Jack Meany
                                        Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:      March 21, 2000          By: /s/ H. Jack Meany
        ------------------------        ----------------------------------------
                                        H. Jack Meany
                                        Chairman of the Board of Directors

Dated:      March 21, 2000          By: /s/ Robert G. Batinovich
        ------------------------        ----------------------------------------
                                        Robert G. Batinovich
                                        Director

Dated:      March 21, 2000          By: /s/ Richard P. Bermingham
        ------------------------        ----------------------------------------
                                        Richard P. Bermingham
                                        Director

Dated:      March 21, 2000          By: /s/ Denis R. Brown, Jr.
        ------------------------        ----------------------------------------
                                        Denis R. Brown, Jr.
                                        Director

Dated:      March 21, 2000          By: /s/ A. Frederick Gerstell
        ------------------------        ----------------------------------------
                                        A. Frederick Gerstell
                                        Director

Dated:       March 21, 2000         By: /s/ John C. Johnston
        ------------------------        ----------------------------------------
                                        John C. Johnston
                                        Director, President and Chief
                                          Executive Officer

Dated:      March 21, 2000          By: /s/ John J. Kimes
        ------------------------        ----------------------------------------
                                        John J. Kimes
                                        Director

Dated:      March 21, 2000          By: /s/ John A. Sullivan
        ------------------------        ----------------------------------------
                                        John A. Sullivan
                                        Director

Dated:      March 21, 2000          By: /s/ Steve Pegg
        ------------------------        ----------------------------------------
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

          3.3 Certificate of Amendment of Restated Certificate of Incorporation of Farr Company dated May 4, 1999. Filed as
                     Exhibit 3.1 on Form 10-Q for the quarter ended July 3, 1999 dated August 15, 1999 and incorporated herein by this reference.

         4.31 Rights Agreement, dated as of April 3, 1989 between Farr Company and Chase Mellon Shareholder Services (formerly Bank of America NT & SA). Filed as Exhibit 1 on Form 8K dated April 18, 1989 and incorporated herein by this reference.

         4.64 Credit Agreement dated May 13, 1999 between Farr Company, as borrower, and Bank of America National Trust and Savings Association, as lender. Filed as Exhibit 4.66 on Form 10-Q for the quarter ended July 3, 1999 dated August 15, 1999 and incorporated herein by this reference.

         4.65 First Amendment, dated August 26, 1999 between Farr Company, as borrower, and Bank of America National Trust and Savings Association, as lender.

         4.66 First Amendment to Rights Agreement, dated March 23, 1999 between Farr Company and Chase Mellon Shareholders Services, LLC.


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

      *10.5 Deferred Compensation Plan for Officers dated April 30, 1981. Filed as Exhibit 10.7 to Annual Reporton Form
                     10-K for the year ended January 2, 1982 and incorporated herein by this reference.

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

      *10.22 First Amendment to the 1993 Stock Option Plan for Key Employees of Farr Company dated September 20, 1994. Filed as Exhibit 10.22 on Form 10-Q for the quarter ended October 1, 1994 and incorporated herein by this reference.

      *10.23         First Amendment to the Company's 1991 Stock Option
                     Plan for Non-Employee Directors dated September 20, 1994, filed as Exhibit 10.23 on Form 10-Q for the quarter ended October 1, 1994 and incorporated herein by this reference.

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

      *10.37         The Corporate Plan for Retirement Select Plan,
                     Fidelity Basic Plan Documentdated April 11, 1994 (SESP). Filed as Exhibit 10.37 on Form 10-K dated December 30, 1995 and incorporated herein by this reference.

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

       10.42         Metalcraft Stock Purchase Agreement dated October 28, 1997.
                     Filed as Exhibit 10.42 on Form 10-K dated January 3, 1998 and incorporated herein by this reference.

       10.43 Second Amendment to the 1993 Stoc Option Plan for Key Employees of Farr Company dated March 23, 1999. Filed as
                     Exhibit 10.43 on Form 10-Q for the quarter ended July 3, 1999 dated August 15, 1999 and incorporated herein by this reference.

      *10.44 Employment Continuation Agreement between John C. Johnston and Farr Company dated February 15, 2000.

      *10.45 Employment Continuation Agreement between Richard Larson and Farr Company dated February 15, 2000.

      *10.46 Employment Continuation Agreement between Steve Pegg and Farr Company dated February 15, 2000.

       13 Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 1, 2, 5, 6, 7 and 8 of this Form 10-K, the 1999 Annual Report to Stockholders is not deemed to be filed as a part of this report.

       21            A list of all subsidiaries of registrant.

       23            Consent of Independent Public Accountants.

       27            Financial Data Schedule



      *  Management contract or compensatory arrangements.

---------------------



     Copies of Exhibits are available, on prepayment of 15 cents per page, by writing to the Secretary of the Company at the address set forth on the cover page of this Annual Report and Form 10-K.

                    Report of Independent Public Accountants


     We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements included in Farr Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed in Part IV of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This supplemental schedule has been subjected to the auditing procedures applies in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


     Arthur Andersen LLP

     Los Angeles, California
     January 28, 2000

                   Farr Company Financial Statement Schedules


                                   Schedule II

                          FARR COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

----------------------------------------------------------------------------------------------------------
                                                Balance at                     Deductions
                                               Beginning of                    charged to      Balance at
                   Description                    period        Additions      allowance     end of period
----------------------------------------------------------------------------------------------------------
For the year ended December 31, 1999
    Allowance for doubtful accounts                370         57     93(1)       (53)            467

For the year ended December 31, 1998
    Allowance for doubtful accounts                254        171      0          (55)            370

For the year ended December 31, 1997
    Allowance for doubtful accounts                297        206      0         (249)            254



(1) Accounts previously written off were collected.


No other supplementary schedules have been included because they are considered not material.